Form 10-Q
period 2006-06-30
CRESCENT REAL ESTATE EQUITIES CO
filed 2006-08-04
CIK 918958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Number of shares outstanding of each of the registrant’s classes of preferred and common shares, as of August 1, 2006:

Series A Convertible Cumulative Preferred Shares, par value $0.01 per share:	14,200,000
Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share:	3,400,000
Common Shares, par value $0.01 per share:	102,585,657

CRESCENT REAL ESTATE EQUITIES COMPANY
FORM 10-Q

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS:
Investments in real estate:
Land	$191,025	$183,228
Land improvements, net of accumulated depreciation of $33,141 and $29,784 at June 30, 2006 and December 31, 2005, respectively	73,962	70,494
Buildings and improvements, net of accumulated depreciation of $493,122 and $456,628 at June 30, 2006 and December 31, 2005, respectively	1,850,516	1,760,920
Furniture, fixtures and equipment, net of accumulated depreciation of $36,847 and $34,129 at June 30, 2006 and December 31, 2005, respectively	38,914	37,236
Land held for investment or development	688,008	574,527
Properties held for disposition, net	4,139	28,918

Net investment in real estate	$2,846,564	$2,655,323

Cash and cash equivalents	$81,222	$86,228
Restricted cash and cash equivalents	71,018	84,699
Defeasance investments	115,318	274,134
Accounts receivable, net	49,373	56,356
Deferred rent receivable	63,789	70,074
Investments in unconsolidated companies	397,191	393,535
Notes receivable, net	248,034	219,016
Income tax asset-current	11,516	8,291
Other assets, net	287,716	294,206

Total assets	$4,171,741	$4,141,862

LIABILITIES:
Borrowings under Credit Facility	$310,000	$234,000
Notes payable	2,007,535	1,948,152
Junior subordinated notes	77,321	77,321
Accounts payable, accrued expenses and other liabilities	463,440	471,920
Deferred tax liability	1,093	1,093

Total liabilities	$2,859,389	$2,732,486

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:
Operating partnership, 11,428,673 and 11,416,173 units, at June 30, 2006 and December 31, 2005, respectively	$105,531	$113,819
Consolidated real estate partnerships	54,619	53,562

Total minority interests	$160,150	$167,381

SHAREHOLDERS’ EQUITY:
Preferred shares, $0.01 par value, authorized 100,000,000 shares:
Series A Convertible Cumulative Preferred Shares, liquidation preference of $25.00 per share, 14,200,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	$319,166	$319,166
Series B Cumulative Redeemable Preferred Shares, liquidation preference of $25.00 per share, 3,400,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	81,923	81,923
Common shares, $0.01 par value, authorized 250,000,000 shares, 126,855,000 and 126,562,980 shares issued at June 30, 2006 and December 31, 2005, respectively	1,269	1,266
Additional paid-in capital	2,276,224	2,271,888
Deferred compensation on restricted shares	—	(1,182)
Accumulated deficit	(1,066,392)	(972,319)
Accumulated other comprehensive income	144	1,385

	$1,612,334	$1,702,127

Less – shares held in treasury, at cost, 25,120,917 common shares at June 30, 2006 and December 31, 2005	(460,132)	(460,132)

Total shareholders’ equity	$1,152,202	$1,241,995

Total liabilities and shareholders’ equity	$4,171,741	$4,141,862

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
REVENUE:
Office Property	$110,407	$92,651	$210,073	$181,566
Resort Residential Development Property	53,716	85,838	152,855	140,313
Resort/Hotel Property	30,941	29,925	70,739	69,759

Total Property revenue	$195,064	$208,414	$433,667	$391,638

EXPENSE:
Office Property real estate taxes	$10,716	$9,843	$20,282	$19,911
Office Property operating expenses	39,588	37,523	81,142	73,872
Resort Residential Development Property expense	49,683	73,611	141,380	122,447
Resort/Hotel Property expense	23,815	23,723	53,272	55,458

Total Property expense	$123,802	$144,700	$296,076	$271,688

Income from Property Operations	$71,262	$63,714	$137,591	$119,950

OTHER INCOME (EXPENSE):
Income from sale of investment in unconsolidated company	$4,297	$—	$4,297	$—
Income from investment land sales	—	4,963	—	8,424
Gain on joint venture of properties	—	1,008	—	1,540
Gain on property sales	298	180	298	180
Interest and other income	9,291	7,906	25,179	13,210
Corporate general and administrative	(11,812)	(11,063)	(26,638)	(21,392)
Interest expense	(32,644)	(36,078)	(66,054)	(69,358)
Amortization of deferred financing costs	(1,843)	(2,116)	(3,613)	(4,045)
Extinguishment of debt	—	(240)	—	(1,667)
Depreciation and amortization	(37,191)	(40,977)	(73,635)	(75,004)
Other expenses	(1,845)	(8)	(3,778)	(676)
Equity in net income (loss) of unconsolidated companies:
Office Properties	2,691	3,355	4,868	6,685
Resort Residential Development Properties	(597)	71	(124)	192
Resort/Hotel Properties	(1,216)	(645)	(2,086)	760
Temperature-Controlled Logistics Properties	(2,278)	(1,211)	(2,600)	(2,342)
Other	410	4,571	525	10,761

Total other income (expense)	$(72,439)	$(70,284)	$(143,361)	$(132,732)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$(1,177)	$(6,570)	$(5,770)	$(12,782)

Minority interests	(1,066)	(1,011)	(568)	(492)
Income tax benefit	5,429	329	4,325	1,545

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$3,186	$(7,252)	$(2,013)	$(11,729)
Income from discontinued operations, net of minority interests	113	1,710	135	3,397
(Loss) gain on sale of real estate from discontinued operations, net of minority interests	(8)	—	88	1,503

NET INCOME (LOSS)	$3,291	$(5,542)	$(1,790)	$(6,829)
Series A Preferred Share distributions	(5,991)	(5,991)	(11,981)	(11,981)
Series B Preferred Share distributions	(2,019)	(2,019)	(4,038)	(4,038)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,719)	$(13,552)	$(17,809)	$(22,848)

BASIC EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations	$(0.05)	$(0.16)	$(0.18)	$(0.28)
Income from discontinued operations, net of minority interests	—	0.02	—	0.03
(Loss) gain on sale of real estate from discontinued operations, net of minority interests	—	—	—	0.02

Net loss available to common shareholders – basic	$(0.05)	$(0.14)	$(0.18)	$(0.23)

DILUTED EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations	$(0.05)	$(0.16)	$(0.18)	$(0.28)
Income from discontinued operations, net of minority interests	—	0.02	—	0.03
(Loss) gain on sale of real estate from discontinued operations, net of minority interests	—	—	—	0.02

Net loss available to common shareholders – diluted	$(0.05)	$(0.14)	$(0.18)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

										Deferred		Accumulated
	Series A		Series B						Additional	Compensation		Other
	Preferred Shares		Preferred Shares		Treasury Shares		Common Shares		Paid-in	on Restricted	Accumulated	Comprehensive
	Shares	Net Value	Shares	Net Value	Shares	Net Value	Shares	Par Value	Capital	Shares	(Deficit)	Income	Total
SHAREHOLDERS’ EQUITY, December 31, 2005	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	126,562,980	$1,266	$2,271,888	$(1,182)	$(972,319)	$1,385	$1,241,995

Exercise of Common Share Options	—	—	—	—	—	—	188,820	2	3,185	—	—	—	3,187

Accretion of Discount on Employee Stock Option Notes	—	—	—	—	—	—	—	—	(126)	—	—	—	(126)

Issuance of Shares in Exchange for Operating Partnership Units	—	—	—	—	—	—	103,200	1	1,803	—	—	—	1,804

Amortization of Stock Options	—	—	—	—	—	—	—	—	131	—	—	—	131

Reclassification of Deferred Compensation on Restricted Shares	—	—	—	—	—	—	—	—	(1,182)	1,182	—	—	—

Amortization of Restricted Shares	—	—	—	—	—	—	—	—	525	—	—	—	525

Dividends Paid	—	—	—	—	—	—	—	—	—	—	(76,264)	—	(76,264)

Net Loss Available to Common Shareholders	—	—	—	—	—	—	—	—	—	—	(17,809)	—	(17,809)

Change in Unrealized Net Gain on Marketable Securities	—	—	—	—	—	—	—	—	—	—	—	(785)	(785)

Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	—	—	—	—	—	—	—	—	(456)	(456)

SHAREHOLDERS’ EQUITY, June 30, 2006	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	126,855,000	$1,269	$2,276,224	$—	$(1,066,392)	$144	$1,152,202

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,790)	$(6,829)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	77,311	81,545
Extinguishment of debt	—	1,777
Resort Residential Development cost of sales	80,953	66,616
Resort Residential Development capital expenditures	(198,561)	(141,014)
Income from investment land sales	—	(8,424)
Gain on joint venture of properties	—	(1,540)
Gain on property sales	(403)	(1,947)
Income from sale of investment in unconsolidated company	(4,297)	—
Minority interests	610	1,353
Non-cash compensation	8,546	2,971
Amortization of debt premiums	(1,192)	(1,232)
Equity in earnings from unconsolidated companies	(583)	(16,056)
Ownership portion of management fees from unconsolidated investments	4,335	3,052
Distributions received from unconsolidated companies	3,746	10,366
Change in assets and liabilities, net of acquisitions and dispositions:
Restricted cash and cash equivalents	11,713	25,042
Accounts receivable and notes receivable	(13,536)	3,302
Deferred rent receivable	6,286	(8,303)
Income tax asset — current and deferred, net	(3,224)	(1,981)
Other assets	(2,239)	(9,249)
Accounts payable, accrued expenses and other liabilities	(11,058)	3,339

Net cash (used in) provided by operating activities	$(43,383)	$2,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from property sales	$24,335	$48,602
Proceeds from sale of investment in unconsolidated company and related property sales	5,595	—
Proceeds from joint venture partners	—	147,543
Acquisition of investment properties	(30,675)	(186,901)
Development of investment properties	(72,518)	(5,278)
Property improvements – Office Properties	(5,084)	(4,671)
Property improvements – Resort/Hotel Properties	(11,416)	(3,601)
Tenant improvement and leasing costs – Office Properties	(33,972)	(31,930)
Resort Residential Development Properties investments	(8,803)	(10,891)
Decrease (increase) in restricted cash and cash equivalents	4,970	(584)
Purchases of defeasance investments	—	(115,710)
Proceeds from defeasance investment maturities and other securities	167,455	15,430
Return of investment in unconsolidated companies	15,643	18,051
Investment in unconsolidated companies	(16,413)	(11,698)
Increase in notes receivable	(8,422)	(62,349)

Net cash provided by (used in) investing activities	$30,695	$(203,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(2,133)	$(8,007)
Borrowings under Credit Facility	190,000	507,300
Payments under Credit Facility	(114,000)	(472,800)
Notes payable proceeds	153,125	290,800
Notes payable payments	(171,087)	(129,280)
Junior subordinated notes	—	51,547
Resort Residential Development Properties notes payable borrowings	125,278	115,387
Resort Residential Development Properties notes payable payments	(70,349)	(58,972)
Capital distributions to joint venture partners	(8,172)	(5,095)
Capital contributions from joint venture partners	8,434	893
Proceeds from exercise of share and unit options	4,989	5,239
Reissuance of Treasury Shares	—	16
Series A Preferred Share distributions	(11,981)	(11,981)
Series B Preferred Share distributions	(4,038)	(4,038)
Dividends and unitholder distributions	(92,384)	(87,960)

Net cash provided by financing activities	$7,682	$193,049

DECREASE IN CASH AND CASH EQUIVALENTS	$(5,006)	$(8,150)

CASH AND CASH EQUIVALENTS, Beginning of period	86,228	92,291

CASH AND CASH EQUIVALENTS, End of period	$81,222	$84,141

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	ORGANIZATION AND BASIS OF PRESENTATION
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
     The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of June 30, 2006.

Operating Partnership	Wholly-owned assets – The Avallon IV, Dupont Centre and Financial Plaza, included in our Office Segment.

Non wholly-owned assets, consolidated – 301 Congress Avenue (50% interest), included in our Office Segment. Fairmont Sonoma Mission Inn (80.1% interest), included in our Resort/Hotel Segment.

Non wholly-owned assets, unconsolidated – Bank One Center (50% interest), 2211 Michelson Office Development – Irvine (40% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), One BriarLake Plaza (30% interest), Five Post Oak Park (30% interest), Houston Center (23.85% interest in three office properties and the Houston Center Shops), The Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85% interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central (23.85% interest in three Office Properties), Fountain Place (23.85% interest), Fulbright Tower (23.85% interest) and One Buckhead Plaza (35% interest), included in our Office Segment. AmeriCold Realty Trust (31.7% interest in 85 properties), included in our Temperature-Controlled Logistics Segment. Canyon Ranch Tucson and Canyon Ranch Lenox (48% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding One, L.P. (Funding One)	Wholly-owned assets – Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel, included in our Office Segment.

Hughes Center Entities(2)	Wholly-owned assets – Hughes Center Properties (eight office properties each in a separate limited liability company), 3883 Hughes Parkway (Office Development), included in our Office Segment.

Crescent Real Estate Funding III, IV and V, L.P. (Funding III, IV and V)(3)	Non wholly-owned assets, consolidated – Greenway Plaza Office Properties (ten Office Properties, 99.9% interest), included in our Office Segment. Renaissance Houston Hotel (99.9% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding VIII, L.P. (Funding VIII)	Wholly-owned assets – The Addison, Austin Centre, The Avallon I, II, III and V, Exchange Building, 816 Congress, Greenway I & IA (two office properties), Greenway II, Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades Central II, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55 Madison, included in our Office Segment. Omni Austin Hotel and Ventana Inn & Spa, included in our Resort/Hotel Segment.

Crescent Real Estate Funding XII, L.P. (Funding XII)	Wholly-owned assets – Briargate Office and Research Center, MacArthur Center I & II and Stanford Corporate Center, included in our Office Segment. Park Hyatt Beaver Creek Resort & Spa, included in our Resort/Hotel Segment.

Crescent 707 17th Street, LLC	Wholly-owned assets – 707 17th Street, included in our Office Segment and the Denver Marriott City Center, included in our Resort/Hotel Segment.

Crescent Peakview Tower, LLC	Wholly-owned asset – Peakview Tower, included in our Office Segment.

Crescent Alhambra, LLC	Wholly-owned asset – The Alhambra (two Office Properties), included in our Office Segment.

Crescent Datran Center, LLC	Wholly-owned asset – Datran Center (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P. (through Funding VIII)	Non wholly-owned asset, consolidated – Spectrum Center (99.9% interest), included in our Office Segment.

Crescent-JMIR Paseo Del Mar, LLC	Non wholly-owned asset, consolidated – Paseo Del Mar Office Development (80% interest), included in our Office Segment.

C-C Parkway Austin, L.P.	Non wholly-owned asset, consolidated – Parkway at Oakhill Office Development (90% interest), included in our Office Segment.

Crescent Colonnade, LLC	Wholly-owned asset – The BAC-Colonnade Building, included in our Office Segment.

Mira Vista Development Corp. (MVDC)	Non wholly-owned asset, consolidated – Mira Vista (98% interest), included in our Resort Residential Development Segment.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jefferson Station, L.P.(4)	Non wholly-owned asset, consolidated – JPI (50% interest), included in our Resort Residential Development Segment.

Crescent Plaza Residential, L.P.	Wholly-owned asset – the Residences at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Tower Residential, L.P.	Wholly-owned asset – the Tower Residences and Regency Row at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Plaza Hotel Owner, L.P.	Wholly-owned asset – the Ritz-Carlton Hotel Development, included in our Resort/Hotel Segment.

Houston Area Development Corp. (HADC)	Non wholly-owned assets, consolidated – Falcon Point (98% interest) and Spring Lakes (98% interest), included in our Resort Residential Development Segment.

Desert Mountain Development Corporation (DMDC)	Non wholly-owned assets, consolidated – Desert Mountain (93% interest), included in our Resort Residential Development Segment.

Crescent Resort Development Inc. (CRDI)(4)	Wholly-owned asset – The Residences at Park Hyatt Beaver Creek, included in our Resort Residential Development Segment.

Non wholly-owned assets, consolidated – Brownstones (64% interest), Creekside Townhomes at Riverfront Park (64% interest), Delgany (64% interest), One Riverfront (64% interest), Beaver Creek Landing (64% interest), Eagle Ranch (76% interest), Gray’s Crossing (71% interest), Hummingbird (64% interest), Main Street Vacation Club (30% interest), Northstar Highlands (57% interest), Northstar Village (57% interest), Old Greenwood (71% interest), Riverbend (68% interest), Village Walk (58% interest), Tahoe Mountain Club (71% interest) and Ritz-Carlton Highlands (71% interest), included in our Resort Residential Development Segment.

Non wholly-owned assets, unconsolidated – Blue River Land Company, L.L.C. – Three Peaks (33.2% interest), EW Deer Valley, L.L.C. (35.7% interest) and East West Resort Development XIV, L.P., L.L.L.P. (26.8%), included in our Resort Residential Development Segment.

(1)	We own 23.85% of the economic interest in Trammell Crow Center through our ownership of a 23.85% interest in the joint venture that holds fee simple title to the Office Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(2)	In addition, we own nine retail parcels located in Hughes Center.

(3)	Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(4)	We receive a preferred return on our invested capital before profits are allocated to the partners based on ownership percentage.
     See Note 8, “Investments in Unconsolidated Companies,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of June 30, 2006.
     See Note 9, “Notes Payable and Borrowings Under Credit Facility,” for a list of certain other subsidiaries, all of which are consolidated in our financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.
Segments
     Our assets and operations consisted of four investment segments at June 30, 2006, as follows:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.
     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of June 30, 2006:
•	Office Segment consisted of 74 office properties, which we refer to as the Office Properties, located in 27 metropolitan submarkets in eight states, with an aggregate of approximately 30.1 million net rentable square feet. Fifty-four of the Office Properties are wholly-owned and 20 are owned through joint ventures, one of which is consolidated and 19 of which are unconsolidated.

•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four Resort Residential Development Corporations and three limited partnerships. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part 26 upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 949 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of June 30, 2006, AmeriCold operated 101 facilities, of which 85 were wholly-owned, one was partially-owned and fifteen were managed for outside owners. The 86 owned and partially-owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 440.4 million cubic feet (17.4 million square feet) of warehouse space. AmeriCold also owned one quarry and the related land.
     See Note 3, “Segment Reporting,” for a table showing selected financial information for each of these investment segments for the six months ended June 30, 2006 and 2005, and total assets, consolidated property level financing, consolidated other liabilities and minority interests for each of these investment segments at June 30, 2006 and December 31, 2005.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
     The consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
     EITF 06-3. At its June 2006 meeting, the EITF ratified the consensus regarding Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and certain excise taxes. The consensus indicates that gross vs. net income statement classification of those taxes within its scope is an accounting policy decision. In addition, for taxes within its scope, the consensus requires the following disclosures: the accounting policy elected for these taxes and the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 06-3.
     FASB Interpretation 48. On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently evaluating the impact, if any, to our financial condition and results of operations from the adoption of FIN 48.

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
     The following tables present the reconciliation for the three and six months ended June 30, 2006 and 2005, of basic and diluted earnings per share from “Income (loss) before discontinued operations” to “Net loss available to common shareholders.” The tables also include weighted average shares on a basic and diluted basis.

	For the three months ended June 30,
		2006			2005
		Wtd.	Per		Wtd.	Per
	Income	Avg.	Share	(Loss)	Avg.	Share
(in thousands, except per share amounts)	(Loss)	Shares	Amount	Income	Shares	Amount
Basic/Diluted EPS -

Income (loss) before discontinued operations	$3,186	101,632		$(7,252)	99,676
Series A Preferred Share distributions	(5,991)			(5,991)
Series B Preferred Share distributions	(2,019)			(2,019)

Loss available to common shareholders before discontinued operations	$(4,824)	101,632	$(0.05)	$(15,262)	99,676	$(0.16)

Income from discontinued operations, net of minority interests	113		—	1,710		0.02
Loss on sale of real estate from discontinued operations, net of minority interests	(8)		—	—		—

Net loss available to common shareholders	$(4,719)	101,632	$(0.05)	$(13,552)	99,676	$(0.14)

	For the six months ended June 30,
		2006			2005
		Wtd.	Per		Wtd.	Per
	(Loss)	Avg.	Share	(Loss)	Avg.	Share
(in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic/Diluted EPS -

Loss before discontinued operations	$(2,013)	101,555		$(11,729)	99,594
Series A Preferred Share distributions	(11,981)			(11,981)
Series B Preferred Share distributions	(4,038)			(4,038)

Loss available to common shareholders before discontinued operations	$(18,032)	101,555	$(0.18)	$(27,748)	99,594	$(0.28)

Income from discontinued operations, net of minority interests	135		—	3,397		0.03
Gain on sale of real estate from discontinued operations, net of minority interests	88		—	1,503		0.02

Net loss available to common shareholders	$(17,809)	101,555	$(0.18)	$(22,848)	99,594	$(0.23)

     The effect of the conversion of the Series A Convertible Cumulative Preferred Shares, stock options, restricted stock and the exchange of Operating Partnership units are not included in the computation of diluted EPS for the three and six months ended June 30, 2006 and 2005, since the effect of the conversions are not dilutive.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Disclosure to Statements of Cash Flows

	For the six months ended
	June 30,
(in thousands)	2006	2005
Supplemental disclosures of cash flow information:

Cash paid for interest	$(79,537)	$(80,253)

Cash received (paid) for income taxes	$1,101	$(472)

Interest capitalized – Office	$2,291	$—
Interest capitalized – Resort Residential Development	9,101	8,910
Interest capitalized – Resort/Hotel	1,022	269

Total interest capitalized	$12,414	$9,179

Supplemental disclosures of non cash activities:

Assumption of debt in conjunction with acquisition of Office Property	$23,605	$—

Joint venture of Office Properties’ debt	$—	$155,000
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

     CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Selected financial information related to each segment for the three and six months ended June 30, 2006 and 2005, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at June 30, 2006 and 2005, are presented in the following tables:
     Selected Financial Information:

	For the three months ended June 30, 2006
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$110,407	$53,716	$30,941	$—	$—	$195,064
Total Property expense	50,304	49,683	23,815	—	—	123,802

Income from Property Operations	$60,103	$4,033	$7,126	$—	$—	$71,262

Total other income (expense)	(20,062)	(5,021)	(5,563)	(2,279)	(39,514)	(72,439)
Minority interests and income taxes	(884)	4,794	1,045	—	(592)	4,363
Discontinued operations –income and gain on sale of real estate, net of minority interests	45	—	—	—	60	105

Net income (loss)	$39,202	$3,806	$2,608	$(2,279)	$(40,046)	$3,291

Depreciation and amortization of real estate assets	$25,976	$2,534	$4,004	$—	$—	$32,514
Gain on property sales	(4,248)	(159)	—	—	—	(4,407)
Adjustments for investment in unconsolidated companies	4,871	(2,908)	1,172	4,269	—	7,404
Unitholder minority interest	—	—	—	—	603	603
Series A Preferred share distributions	—	—	—	—	(5,991)	(5,991)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$26,599	$(533)	$5,176	$4,269	$(7,407)	$28,104

Funds from operations available to common shareholders–diluted	$65,801	$3,273	$7,784	$1,990	$(47,453)	$31,395

See footnotes following the table.
     Selected Financial Information:

	For the three months ended June 30, 2005
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$92,651	$85,838	$29,925	$—	$—	$208,414
Total Property expense	47,366	73,611	23,723	—	—	144,700

Income from Property Operations	$45,285	$12,227	$6,202	$—	$—	$63,714

Total other income (expense)	(23,008)	(4,511)	(8,560)	(1,211)	(32,994)	(70,284)
Minority interests and income taxes	(1,304)	(87)	1,271	—	(562)	(682)
Discontinued operations, net of minority interests	1,930	—	—	—	(220)	1,710

Net income (loss)	$22,903	$7,629	$(1,087)	$(1,211)	$(33,776)	$(5,542)

Depreciation and amortization of real estate assets	$27,654	$2,480	$7,905	$—	$—	$38,039
Gain on property sales	(1,008)	—	(180)	—	—	(1,188)
Adjustments for investment in unconsolidated companies	4,956	947	999	4,554	—	11,456
Unitholder minority interest	—	—	—	—	(973)	(973)
Series A Preferred share distributions	—	—	—	—	(5,991)	(5,991)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	31,602	3,427	8,724	4,554	(8,983)	39,324

Funds from operations available to common shareholders – diluted	$54,505	$11,056	$7,637	$3,343	$(42,759)	$33,782

See footnotes following the table.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Selected Financial Information:

	For the six months ended June 30, 2006
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$210,073	$152,855	$70,739	$—	$—	$433,667
Total Property expense	101,424	141,380	53,272	—	—	296,076

Income from Property Operations	$108,649	$11,475	$17,467	$—	$—	$137,591

Total other income (expense)	(44,346)	(9,118)	(10,914)	(2,601)	(76,382)	(143,361)
Minority interests and income taxes	(1,241)	3,149	1,413	—	436	3,757
Discontinued operations –income and gain on sale of real estate, net of minority interests	103	—	—	—	120	223

Net income (loss)	$63,165	$5,506	$7,966	$(2,601)	$(75,826)	$(1,790)

Depreciation and amortization of real estate assets	$51,437	$4,961	$8,155	$—	$—	$64,553
Gain on property sales	(4,361)	(159)	—	—	—	(4,520)
Adjustments for investment in unconsolidated companies	10,255	(6,000)	2,293	7,779	—	14,327
Unitholder minority interest	—	—	—	—	(339)	(339)
Series A Preferred share distributions	—	—	—	—	(11,981)	(11,981)
Series B Preferred share distributions	—	—	—	—	(4,038)	(4,038)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$57,331	$(1,198)	$10,448	$7,779	$(16,358)	$58,002

Funds from operations available to common shareholders–diluted	$120,496	$4,308	$18,414	$5,178	$(92,184)	$56,212

See footnotes following the table.
     Selected Financial Information:

	For the six months ended June 30, 2005
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$181,566	$140,313	$69,759	$—	$—	$391,638
Total Property expense	93,783	122,447	55,458	—	—	271,688

Income from Property Operations	$87,783	$17,866	$14,301	$—	$—	$119,950

Total other income (expense)	(43,714)	(8,212)	(11,170)	(2,342)	(67,294)	(132,732)
Minority interests and income taxes	(2,038)	2,041	2,772	—	(1,722)	1,053
Discontinued operations –income and gain on sale of real estate, net of minority interests	5,600	—	—	—	(700)	4,900

Net income (loss)	$47,631	$11,695	$5,903	$(2,342)	$(69,716)	$(6,829)

Depreciation and amortization of real estate assets	$52,528	$4,716	$11,549	$—	$—	$68,793
Gain on property sales	(3,308)	—	(180)	—	(289)	(3,777)
Adjustments for investment in unconsolidated companies	10,079	(448)	1,809	9,199	—	20,639
Unitholder minority interest	—	—	—	—	(1,200)	(1,200)
Series A Preferred share distributions	—	—	—	—	(11,981)	(11,981)
Series B Preferred share distributions	—	—	—	—	(4,038)	(4,038)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$59,299	$4,268	$13,178	$9,199	$(17,508)	$68,436

Funds from operations available to common shareholders–diluted	$106,930	$15,963	$19,081	$6,857	$(87,224)	$61,607

See footnotes following the table.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Resort		Temperature-
		Residential		Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in millions)	Segment	Segment	Segment	Segment	Other		Total
Total Assets by Segment:(3)
Balance at June 30, 2006(4)	$2,081	$1,088	$354	$159	$490	(5)	$4,172
Balance at December 31, 2005(4)	2,024	969	338	162	649	(5)	4,142
Consolidated Property Level Financing:
Balance at June 30, 2006	(903)	(198)	(119)	—	(1,175	)(6)	(2,395)
Balance at December 31, 2005	(851)	(143)	(59)	—	(1,206	)(6)	(2,259)
Consolidated Other Liabilities:
Balance at June 30, 2006	(103)	(293)	(29)	(1)	(39)		(465)
Balance at December 31, 2005	(117)	(287)	(28)	—	(41)		(473)
Minority Interests:
Balance at June 30, 2006	(17)	(32)	(6)	—	(105)		(160)
Balance at December 31, 2005	(15)	(32)	(6)	—	(114)		(167)

(1)	The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $16.3 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively and $25.4 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively. The 2006 lease termination fees are primarily due to the El Paso lease termination and related re-leasing.

(2)	For purposes of this Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, extinguishment of debt, other expenses and equity in net income of unconsolidated companies-other.

(3)	Total assets by segment are inclusive of investments in unconsolidated companies.

(4)	Non-income producing land held for investment or development of $88.0 million and $84.4 million at June 30, 2006 and December 31, 2005, respectively, by segment is as follows: Office $27.9 million and $24.3 million, Resort Residential Development $9.6 million and $9.6 million, Resort/Hotel $7.3 million and $7.3 million and Corporate $43.2 million and $43.2 million, respectively.

(5)	Includes mezzanine investments and defeasance investments.

(6)	Inclusive of Corporate bonds, credit facility, Junior Subordinated Notes, the Morgan Stanley and Goldman Sachs repurchase facilities, the Funding I defeased debt, the Funding II defeased debt and Nomura Funding VI defeased debt.
4. ACQUISITIONS
     During the six months ended June 30, 2006, we completed the following acquisition:

(in millions)			Purchase
Date	Property	Location	Price

January 23, 2006	Financial Plaza – Class A Office Property	Phoenix, Arizona	$55.0 (1)

(1)	The acquisition was funded by the assumption of a $23.6 million loan from Allstate, a new $15.9 million loan from Allstate and a draw on our credit facility. This property is wholly-owned.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DISCONTINUED OPERATIONS
     In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations, net of minority interests,” and gain or loss on the assets sold or held for sale have been presented as “Gain on sale of real estate from discontinued operations, net of minority interests” in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005. Minority interests for wholly-owned properties represent unitholders’ share of related income, gains and losses. The carrying value of the assets held for sale has been reflected as “Properties held for disposition, net” in the accompanying Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.
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
Summary of Assets Held for Sale
     The following table indicates the major classes of assets of the Properties held for sale.

(in thousands)	June 30, 2006	December 31, 2005
Land	$—	$3,650
Buildings and improvements	4,122	31,639
Accumulated depreciation	(43)	(7,465)
Other assets, net	60	1,094

Net investment in real estate	$4,139	$28,918

     The following tables present income and gain on sale for the six months ended June 30, 2006 and 2005, for properties included in discontinued operations.

	For the six months ended
	June 30,
(in thousands)	2006	2005
Total revenues	$601	$11,856
Operating and other expenses	(377)	(5,316)
Depreciation and amortization	(63)	(2,547)
Unitholder minority interests	(26)	(596)

Income from discontinued operations, net of minority interests	$135	$3,397

	For the six months ended
	June 30,
(in thousands)	2006	2005
Realized gain on sale of properties	$105	$1,767
Unitholder minority interests	(17)	(264)

Gain on sale of real estate from discontinued operations, net of minority interests	$88	$1,503

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. JOINT VENTURES
Office
Parkway at Oakhill
     On March 31, 2006, we entered into a joint venture arrangement, C-C Parkway Austin, L.P. (Parkway), with Champion Partners. The joint venture has committed to co-develop a 144,000 square-foot, two-building office complex in Austin, Texas. The venture is structured such that we own a 90% interest and Champion Partners owns the remaining 10% interest. In connection with the joint venture, Parkway entered into a maximum $18.3 million construction loan with JPMorgan Chase Bank. Our equity commitment to the joint venture was $8.2 million, of which $4.9 million has been funded as of June 30, 2006. The development, which is currently underway, is scheduled for delivery in 2007. Upon completion, we will manage the property on behalf of the joint venture. We consolidate Parkway in accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, or FIN 46R, as it was determined to be a VIE of which we are the primary beneficiary.
Chase Tower
     On June 20, 2006, we completed the sale of Chase Tower on behalf of Austin PT BK One Tower Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE and 20% by us. The sale generated proceeds to the joint venture, net of selling costs, of approximately $68.8 million and a net gain of approximately $10.1 million. Our net gain was approximately $4.3 million, inclusive of the recognition of the deferred gain from the joint venture of the property in 2001. Our share of the proceeds was approximately $5.6 million, which was used to pay down the credit facility.
Resort Residential Development
Riverfront Village
     On March 21, 2006, CRDI entered into a joint venture arrangement, East West Resort Development XIV, L.P., L.L.L.P. (Riverfront Village), with affiliates of Crow Holdings and our development partner. The joint venture was formed to co-develop a hotel and condominiums in Avon, Colorado. The development, which is currently underway, is scheduled for delivery in 2008. We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital. Our equity commitment to the joint venture is $23.7 million, of which $10.6 million was funded as of June 30, 2006. We determined that Riverfront Village is a VIE under FIN 46R of which we are not the primary beneficiary; therefore we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of our capital investment. We account for our interest in Riverfront Village under the equity method.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. MEZZANINE INVESTMENTS
     The following table presents our mezzanine loans entered into during the six months ended June 30, 2006. These loans are reflected in the “Notes receivable, net” line item in the Consolidated Financial Statements. Mezzanine loans are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt or in the form of loans to the direct or indirect parent of the property owner secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.

				Interest
(in millions)	Outstanding	Underlying	Maturity	Rate at June	Fixed/
Date	Loan Amount	Real Estate Asset	Date	30, 2006	Variable
January 20, 2006	$15.0 (1)	Florida Hotel Portfolio Investment	2009	13.20%	Variable
April 12, 2006	20.0 (2)	California Ski Resort	2009	9.70%	Variable
May 8, 2006	28.8 (3)	New York City Residential	2007	18.03%	Variable

(1)	The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(2)	The loan bears interest at LIBOR plus 450 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(3)	The loan bears interest at LIBOR plus 1,283 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.
     In February 2006, we received approximately $56.4 million of proceeds for the repayment of two of our mezzanine investments, which included $6.2 million of prepayment fees.
     At June 30, 2006, we had approximately $186.2 million of mezzanine investments outstanding which mature in 2006 through 2010 and had a weighted average interest rate of 13.33%.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INVESTMENTS IN UNCONSOLIDATED COMPANIES
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of June 30, 2006.

		Our Ownership
		as of
Entity	Classification	June 30, 2006
Main Street Partners, L.P.	Office (Bank One Center-Dallas)	50.0	% (1)
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0	% (2)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	% (3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0	% (5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	% (6) (4)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	% (6) (4)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	% (6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	% (7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	% (7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	% (7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0	% (8) (4)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0	% (9) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9	% (10) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0	% (11) (4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park – Houston)	20.0	% (11) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	% (12)
CR Operating, LLC	Resort/Hotel	48.0	% (13)
CR Spa, LLC	Resort/Hotel	48.0	% (13)
East West Resort Development XIV, L.P., L.L.L.P.	Resort Residential Development	26.8	% (14)
Blue River Land Company, L.L.C.	Resort Residential Development	33.2	% (15)
EW Deer Valley, L.L.C.	Resort Residential Development	35.7	% (16)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	26.8	% (17)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	% (18) (4)
Fresh Choice, LLC	Other	40.0	% (19)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	% (20)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JP Morgan Investment Management, Inc., or JPM.

(4)	We have negotiated performance based incentives, which we refer to as promoted interests, which allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of General Electric, or GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The partnership is owned by Crescent Big Tex III, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital. The remaining 73.2% interest is owned by parties unrelated to us. East West Resort Development XIV, L.P., L.L.L.P. was formed to co-develop a hotel and condominiums in Avon, Colorado.

(15)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(16)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(17)	Of the remaining 73.2%, approximately 42.3% is owned by SunTx Capital Partners, L.P. and the remaining 30.9% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.1% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(18)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(19)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(20)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Financial Information
     We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.
     Balance Sheets as of June 30, 2006:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes East West Resort Development XIV, L.P., L.L.L.P., Blue River Land Company, L.L.C., and EW Deer Valley, L.L.C.; and

•	Other – This includes SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Balance Sheets as of December 31, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes Blue River Land Company, L.L.C. and EW Deer Valley, L.L.C.; and

•	Other – This includes SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Summary Statements of Operations for the six months ended June 30, 2006:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes East West Resort Development XIV, L.P., L.L.L.P., Blue River Land Company, L.L.C., and EW Deer Valley, L.L.C.; and

•	Other – This includes SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Summary Statements of Operations for the six months ended June 30, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes Blue River Land Company, L.L.C. and EW Deer Valley, L.L.C.; and

•	Other – This includes SunTx, SunTx Capital Partners, L.P., and G2.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets:

	As of June 30, 2006
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics	Resort/Hotel	Development	Other	Total
Real estate, net	$1,902,303	$1,104,501	$110,855	$23,677
Cash	58,883	11,231	43,131	1,172
Restricted cash	29,452	60,283	—	—
Other assets	275,422	151,985	12,680	18,755

Total assets	$2,266,060	$1,328,000	$166,666	$43,604

Notes payable	$1,221,102	$752,017	$95,000	$3,500
Other liabilities	178,967	89,191	24,822	2,326
Preferred membership units	—	—	106,556	—
Equity	865,991	486,792	(59,712)	37,778

Total liabilities and equity	$2,266,060	$1,328,000	$166,666	$43,604

Our share of unconsolidated debt	$346,561	$238,537	$45,600	$1,467	$13,514	$645,679

Our investments in unconsolidated companies	$175,631	$158,797	$4,544	$14,617	$43,602	$397,191

Balance Sheets:

	As of December 31, 2005
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics	Resort/Hotel	Development	Other	Total
Real estate, net	$1,944,942	$1,122,155	$108,943	$11,789
Cash	71,361	25,418	52,100	97
Restricted cash	36,121	61,367	217	—
Other assets	279,437	163,925	12,258	3,425

Total assets	$2,331,861	$1,372,865	$173,518	$15,311

Notes payable	$1,244,499	$765,640	$95,000	$—
Other liabilities	196,101	109,161	28,523	100
Preferred membership units	—	—	104,231	—
Equity	891,261	498,064	(54,236)	15,211

Total liabilities and equity	$2,331,861	$1,372,865	$173,518	$15,311

Our share of unconsolidated debt	$348,663	$242,708	$45,600	$—	$9,942	$646,913

Our investments in unconsolidated companies	$178,440	$162,439	$6,200	$6,113	$40,343	$393,535

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Statements of Operations:

	For the six months ended June 30, 2006
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics(1)	Resort/Hotel	Development	Other	Total
Total revenues	$171,465	$382,897	$74,473	$5,155
Operating expense	85,884	318,471	64,351	8,642

Net Operating Income	$85,581	$64,426	$10,122	$(3,487)

Interest expense	$34,476	$32,714	$2,980	$—
Depreciation and amortization	43,037	34,990	5,734	—
Preferred dividends	—	—	6,189	—
Taxes and other (income) expense	(1,158)	(971)	686	(355)

Total expenses	$76,355	$66,733	$15,589	$(355)

Gain on sale of assets	10,014	2,107	—	—

Net income (loss)	$19,240	$(200)	$(5,467)	$(3,132)

Our equity in net income (loss) of unconsolidated companies	$4,868	$(2,600)	$(2,086)	$(124)	$525	$583

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $2.3 million for the six months ended June 30, 2006.
Summary Statements of Operations:

	For the six months ended June 30, 2005
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics(1)	Resort/Hotel	Development	Other	Total
Total revenues	$166,253	$360,117	$68,122	$5,694
Operating expense	79,174	293,745	54,706	6,351

Net Operating Income	$87,079	$66,372	$13,416	$(657)

Interest expense	$32,494	$26,640	$2,612	$—
Depreciation and amortization	37,736	37,377	4,908	—
Preferred dividends	—	—	5,897	—
Taxes and other (income) expense	(168)	1,136	379	(51)

Total expenses	$70,062	$65,153	$13,796	$(51)

Net income (loss)	$17,017	$1,219	$(380)	$(606)

Our equity in net income (loss) of unconsolidated companies	$6,685	$(2,342)	$760	$192	$10,761	$16,056

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $2.3 million for the six months ended June 30, 2005.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated Debt Analysis
     The following table shows, as of June 30, 2006, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities’ anticipated pay-off dates.

		Balance	Our Share of
	Our	Outstanding at	Balance at	Interest Rate at
Description	Ownership	June 30, 2006	June 30, 2006	June 30, 2006	Maturity Date	Fixed/Variable (1)
		(in thousands)	(in thousands)
Temperature-Controlled Logistics Segment:
AmeriCold Realty Trust	31.72%
Goldman Sachs(2)		$460,831	$146,176	6.89%	5/11/2023	Fixed
Citigroup and Bank of America(3)		243,124	77,119	5.80%	6/9/2007	Variable
Other		48,062	15,242	3.48% to 13.63%	7/15/2006 to 4/1/2017	Fixed

		$752,017	$238,537

Office Segment:
Crescent HC Investors, L.P.	23.85%	269,705	64,325	5.03%	11/7/2011	Fixed
Crescent TC Investors, L.P.	23.85%	214,770	51,223	5.00%	11/1/2011	Fixed
Main Street Partners, L.P. (4) (5)	50.00%	105,712	52,856	8.00%	12/1/2006	Variable
Crescent Fountain Place, L.P.	23.85%	105,932	25,265	4.95%	12/1/2011	Fixed
Crescent POC Investors, L.P.	23.85%	97,504	23,255	4.98%	12/1/2011	Fixed
Crescent One Buckhead Plaza, L.P.	35.00%	85,000	29,750	5.47%	4/8/2015	Fixed
Crescent Miami Center, LLC	40.00%	81,000	32,400	5.04%	9/25/2007	Fixed
Crescent 1301 McKinney, L.P. (6)(7)	23.85%	73,350	17,494	6.43%	1/9/2008	Variable
Crescent One BriarLake Plaza, L.P.	30.00%	50,000	15,000	5.40%	11/1/2010	Fixed
Houston PT Four Westlake Office Limited Partnership(8)	20.00%	46,288	9,258	7.13%	8/1/2006	Fixed
Crescent Five Post Oak Park, L.P.	30.00%	44,019	13,206	4.82%	1/1/2008	Fixed
Houston PT Three Westlake Office Limited Partnership	20.00%	33,000	6,600	5.61%	9/1/2007	Fixed
Crescent Irvine, LLC(9)	40.00%	14,822	5,929	8.07%	3/7/2009	Variable

		$1,221,102	$346,561

Resort/Hotel Segment:
CR Resort, LLC	48.00%	$95,000	$45,600	5.94%	2/1/2015	Fixed

Resort Residential Development Segment:
East West Resort Development XIV, L.P., L.L.L.P.(10)	41.90%	$3,500	$1,467	5.00%	4/28/2008	Fixed

Other Segment:
Redtail Capital Partners One, LLC(11)	25.00%	$37,868	$9,467	7.00%	8/9/2008	Variable
Fresh Choice, LLC	40.00%
GE Capital Franchise Finance Corporation(12)		4,673	1,869	9.94%	1/1/2011	Variable
Various Loans and Capital Leases		5,445	2,178	0.00% to 12.00%	10/1/2006 to 12/31/2029	Fixed

		$47,986	$13,514

Total Unconsolidated Debt		$2,119,605	$645,679

Fixed Rate/Weighted Average				5.94%	8.9 years
Variable Rate/Weighted Average				6.77%	1.0 years

Total Weighted Average				6.15%	6.9 years

(1)	All unconsolidated debt is secured.

(2)	AmeriCold Realty Trust expects to repay the notes on the Optional Prepayment Date of April 11, 2008.

(3)	The loan is a $400.0 million, one-year, interest-only financing that is collateralized by 21of its owned and six of its leased temperature-controlled warehouses. The loan bears interest at LIBOR plus 60 basis points and increases to LIBOR plus 110 basis points when the remaining balance is drawn.

(4)	Senior Note — Note A: $78.1 million at variable interest rate, LIBOR plus 189 basis points, $4.6 million at variable interest rate, LIBOR plus 250 basis points with a LIBOR floor of 2.50%. Note B: $23.0 million at variable interest rate, LIBOR plus 650 basis points with a LIBOR floor of 2.50%. In connection with this loan, we entered into an interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes are amortized based on a 25-year schedule.

(5)	We and our JV partner each obtained a separate letter of credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(6)	This loan has two one-year extension options.

(7)	In January 2006, Crescent 1301 McKinney, L.P. purchased a one-year 7.0% interest rate cap on 1 month LIBOR with a notional amount of $73.4 million. Crescent 1301 McKinney, L.P. will be required to purchase a new cap in January 2007 that limits the interest rate to 1.0:1.0 debt service coverage. The loan bears interest at LIBOR plus 123 basis points.

(8)	In July 2006, Houston PT Four Westlake Office Limited Partnership extended the maturity of this loan to November 1, 2006.

(9)	This loan has one two-year extension option. The loan bears interest at LIBOR plus 275 basis points. In May 2006, Crescent Irvine, LLC, entered into an interest rate swap agreement struck at 5.34%.

(10)	We are allocated 26.8% of profits after we receive a preferred return on our invested capital.

(11)	This loan has one one-year extension option. Redtail Capital Partners One, LLC is owned 100% by Redtail Capital Partners, L.P. The loans supporting this facility are subject to daily valuations by Morgan Stanley and we are subject to a margin call if the overall leverage exceeds certain thresholds. The loan bears interest as follows: $25.4 million at LIBOR plus 185 basis points and $12.5 million at LIBOR plus 170 basis points.

(12)	We guarantee $1.0 million of this loan. The loan bears interest at LIBOR plus 470 basis points.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY
     The significant terms of our primary debt financing arrangements existing as of June 30, 2006, are shown below:

			Balance		Interest
			Outstanding		Rate at
	Secured	Maximum	at June 30,		June 30,
Description	Asset	Borrowings	2006	Interest Rate	2006	Maturity Date
Secured Fixed Rate Debt:
AEGON Partnership Note	Greenway Plaza	$245,544	$245,544		7.53%	July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000		5.22	June 2010
JP Morgan Chase III	Datran Center	65,000	65,000		4.88	October 2015
Bank of America Note I (1)	Fairmont Sonoma Mission Inn	55,000	55,000		5.40	February 2011
Morgan Stanley I	The Alhambra	50,000	50,000		5.06	October 2011
Allstate Life Note	Financial Plaza	39,228	39,228		5.47	October 2010
Bank of America Note II	The BAC – Colonnade Building	37,676	37,676		5.53	May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500		4.31	May 2011
Column Financial	Peakview Tower	33,000	33,000		5.59	April 2015
Mass Mutual Note (2)	3800 Hughes	32,905	32,905		7.75	August 2006
Northwestern Life Note	301 Congress	26,000	26,000		4.94	November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755		4.98	September 2011
Allstate Note (2)	3993 Hughes	24,406	24,406		6.65	September 2010
Metropolitan Life Note VI (2)	3960 Hughes	22,547	22,547		7.71	October 2009
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	37,949	37,949		2,90 to 13.75	July 2007 to Sept. 2011

Secured Fixed Rate Defeased Debt (3):
LaSalle Note I	Funding I Defeasance	100,876	100,876		7.83	August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,330	7,330		10.07	July 2010

Subtotal/Weighted Average		$907,716	$907,716		6.38%

Unsecured Fixed Rate Debt:
The 2009 Notes (4) (5)		$375,000	$375,000		9.25%	April 2009
The 2007 Notes (4)		250,000	250,000		7.50	September 2007

Subtotal/Weighted Average		$625,000	$625,000		8.55%

Secured Variable Rate Debt:
KeyBank Construction Loan (6)	Ritz-Carlton Dallas Construction	$175,000	$46,538	LIBOR + 225 bps	7.57%	July 2008
GACC Note (6) (7)	Funding One Assets	165,000	165,000	LIBOR + 147 bps	6.67	June 2007
JPMorgan Chase	Northstar Big Horn Construction	112,180	50,439	Prime – 50 bps	7.75	October 2007
Morgan Stanley II (8)	Mezzanine Investments	100,000	38,280	LIBOR + 150 to 230 bps	7.07	March 2009
Goldman Sachs(8)	Mezzanine Investments	100,000	10,000	LIBOR + 140 bps	6.77	May 2009
First Bank of Vail	Village Walk Construction	62,457	9,260	Prime – 50 bps	7.75	February 2008
Guaranty Bank (9)(10)	Paseo Del Mar Construction	53,100	26,784	LIBOR + 175 bps	6.86	September 2008
Societe Generale (9)	3883 Hughes Construction	52,250	7,070	LIBOR + 180 bps	7.12	September 2008
Bank of America III (9)(10)	Jefferson Station Apartments Construction	41,009	34,178	LIBOR + 200 bps	7.28	November 2007
US Bank(11)	Beaver Creek Landing Construction	33,400	2,580	Prime – 115 bps	7.10	February 2008
National Bank of Arizona	DMDC Assets	30,000	9,040	Prime + 50 bps	8.75	October 2007
California Bank & Trust(12)	One Riverfront Construction	24,350	228	Prime + 12.5 bps	8.38	March 2008
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	129,971	75,422	LIBOR + 125 to 450 bps or Prime - 75 to 100 bps	6.44 to 9.25	July 2006 to Dec. 2012

Subtotal/Weighted Average		$1,078,717	$474,819		7.56%

Unsecured Variable Rate Debt:
Credit Facility (13)		$387,633	$310,000	LIBOR + 160 bps	6.75%	February 2008
Junior Subordinated Notes (14)		51,547	51,547	LIBOR + 200 bps	7.15	June 2035
Junior Subordinated Notes (14)		25,774	25,774	LIBOR + 200 bps	7.15	July 2035

Subtotal/Weighted Average		$464,954	$387,321		6.83%

Total/Weighted Average		$3,076,387	$2,394,856		7.25% (15)

Average remaining term					3.6 years

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Obtaining this loan was a reconsideration event under FIN 46R. We determined that the entity that operates Fairmont Sonoma Mission Inn is a VIE of which we are the primary beneficiary. This entity was previously consolidated under other GAAP; therefore there is no impact to our Consolidated Financial Statements.

(2)	We assumed these loans in connection with the Hughes Center acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at June 30, 2006, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:
(dollars in thousands)

	Unamortized	Effective	Balance at
Loan	Premium	Rate	Maturity
Mass Mutual Note	$117	3.47%	$32,692
Allstate Note	1,067	5.19%	20,771
Metropolitan Life Note VI	1,302	5.68%	19,239
Northwestern Life Note II	325	3.80%	8,663

Total	$2,811		$81,365

The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt. In July 2006, we extended the maturity of the Mass Mutual loan to January 2007.

(3)	We have purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from the defeasance investments matches the debt service payments for each loan.

(4)	To incur any additional debt, the indenture requires us to meet thresholds for a number of customary financial and other covenants including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on our ability to make certain payments, including distributions to shareholders and investments.

(5)	At our option, these notes can be called beginning in April 2006 for 104.6%, in April 2007 for 102.3% and beginning in April 2008 and thereafter for par.

(6)	This loan has three one-year extension options.

(7)	This note consists of a $110.0 million senior loan at LIBOR plus 108 basis points, a $40.0 million first mezzanine loan at LIBOR plus 225 basis points and a $15.0 million second mezzanine loan at LIBOR plus 225 basis points.

(8)	This loan has one one-year extension option. The loans supporting this facility are subject to daily valuations by Morgan Stanley and Goldman Sachs, respectively, and we are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(9)	This loan has two one-year extension options.

(10)	Our partner provides a full guarantee of this loan.

(11)	This loan has one six-month extension option.

(12)	This loan has one one-year extension option.

(13)	Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage ratio, minimum tangible net worth, and a specific mix of office and hotel assets and average occupancy of Office Properties. At June 30, 2006, the maximum borrowing capacity under the credit facility was $387.6 million. The outstanding balance excludes letters of credit issued under our credit facility of $13.8 million which reduces our maximum borrowing capacity. The spread to LIBOR on this loan decreases to 150 basis points if we reduce leverage below 45% and it increases to 175 basis points if we exceed 55% leverage.

(14)	In 2005, we completed private offerings of $75.0 million of trust preferred securities through our trust subsidiaries. The securities are callable at no premium after June and July 2010.

(15)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.12%.
     The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

			Weighted
		Percentage	Average		Weighted Average
(in thousands)	Balance	of Debt (1)	Rate		Maturity
Fixed Rate Debt	$1,532,716	64%	7.27%		3.3 years
Variable Rate Debt	862,140	36	7.22		4.1 years

Total Debt	$2,394,856	100%	7.25	% (2)	3.6 years

(1)	Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $276.5 million of hedged variable rate debt, are 76% and 24%, respectively.

(2)	Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.12%.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Listed below are the aggregate principal payments by year required as of June 30, 2006, under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

	Secured	Defeased	Unsecured
(in thousands)	Debt	Debt	Debt	Total (1)
2006	$42,318	$981	$—	$43,299
2007	319,375	100,279	250,000	669,654
2008	178,703	289	310,000	488,992
2009	282,305	320	375,000	657,625
2010	133,853	6,337	—	140,190
Thereafter	317,775	—	77,321	395,096

	$1,274,329	$108,206	$1,012,321	$2,394,856

(1)	Based on contractual maturity and does not include extension options on Bank of America Loan III, Societe Generale Loan, Guaranty Bank Loan, KeyBank Construction Loan, California Bank & Trust Loan, US Bank Loan, Morgan Stanley II loan, GACC Note or Goldman Sachs Loan.
     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, the 2007 Notes, 2009 Notes, the KeyBank Construction Loan, Morgan Stanley II Loan, Goldman Sachs Loan and the Societe Generale Construction Loan after the notice and cure periods for the other indebtedness have passed. As of June 30, 2006, no event of default had occurred, and we were in compliance with all covenants related to our outstanding debt. Our debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the six months ended June 30, 2006, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
     In addition to the subsidiaries listed in Note 1, “Organization and Basis of Presentation,” certain other of our subsidiaries were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate, are: Funding One Properties (CREF One Parent, L.P., CREF One Parent GP, LLC, CREF One Holdings, L.P., CRE Management One, LLC); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding XII Properties (CREF XII Parent GP, LLC, CREF XII Parent, L.P., CREF XII Holding GP, LLC, CREF XII Holdings, L.P., CRE Management XII, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC); The BAC-Colonnade Building (CEI Colonnade Holdings, LLC); Crescent BT I Investor, L.P. (CBT I Management Corp.), Crescent Finance Company, Crescent Real Estate Capital MS, L.P. and Crescent Real Estate Capital GS, L.P.
Warehouse Facilities
     On March 24, 2006, we entered into a Master Repurchase Agreement with Morgan Stanley Bank. Pursuant to the agreement, up to 70% of the value of the mezzanine loans that we make can be financed up to a maximum principal amount of $100.0 million. The investments can be financed through March 2008, after which four equal payments are due quarterly. The loan has a provision for a one-year extension which is subject to Morgan Stanley’s approval. The interest rate and advance percentage associated with each draw is dependent on the loan-to-value ratio at the underlying property(ies) and the purchase rate as specified in the Master Repurchase Agreement. The loan bears interest ranging from LIBOR plus 140 basis points to 230 basis points and is secured by the note receivable associated with each advance. At June 30, 2006, approximately $38.3 million with a weighted average interest rate of 7.07% was outstanding under this agreement.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On May 5, 2006, we entered into a Master Repurchase Agreement with Goldman Sachs Mortgage Company. Pursuant to the agreement, up to 80% of the value of the loans that we make can be financed up to a maximum principal amount of $100.0 million. The investments can be financed through May 2009, at which full payment is due. The financing and payment can be extended one year subject to Goldman Sachs’ approval. If extended, payments will be made in twelve monthly installments during the extension period. The interest rate and advance percentage associated with each draw is dependent on the loan-to-value ratio at the underlying property(ies) and the purchase rate as specified in the Master Repurchase Agreement. The loan bears interest ranging from LIBOR plus 110 basis points to 250 basis points and is secured by the note receivable associated with each advance. At June 30, 2006, approximately $10.0 million with an interest rate of 6.77% was outstanding under this agreement.
Derivative Instruments and Hedging Activities
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of June 30, 2006, we had interest rate swaps and interest rate caps designated as cash flow hedges, which converted $276.5 million of our variable rate debt to fixed rate debt. During the first quarter of 2006, two interest rate swaps with a combined notional amount of $200.0 million expired. In April 2006, we entered into an interest rate swap struck at 5.20% to hedge 75% of our anticipated draws on our Ritz-Carlton construction loan.
10. MARKETABLE SECURITIES
     The following tables present the cost, fair value and unrealized gains and losses as of June 30, 2006, and December 31, 2005, and the realized gains and change in Accumulated Other Comprehensive Income, or OCI, for the six months ended June 30, 2006 and 2005, for our marketable securities.

	As of June 30, 2006			As of December 31, 2005
(in thousands)		Fair	Unrealized		Fair	Unrealized
Type of Security	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Held to maturity (1)	$115,318	$113,308	$(2,010)	$274,134	$271,659	$(2,475)
Trading (2)	643	675	N/A	690	728	N/A
Available for sale (3)	13,496	13,279	(217)	20,284	20,852	568

Total	$129,457	$127,262	$(2,227)	$295,108	$293,239	$(1,907)

	For the six months ended		For the six months ended
	June 30, 2006		June 30, 2005
(in thousands)	Realized	Change	Realized	Change
Type of Security	Gain	In OCI	Gain	In OCI
Held to maturity (1)	$—	$ N/A	$—	$ N/A
Trading (2)	6	N/A	37	N/A
Available for sale (3)	114	(785)	—	(109)

Total	$120	$(785)	$37	$(109)

(1)	Held to maturity securities are carried at amortized cost, included in “Defeasance investments” in the accompanying Consolidated Balance Sheets and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on LaSalle Note I, LaSalle Note II and the Nomura Funding VI note. In March 2006, LaSalle Note II was paid off with the proceeds from maturities of defeasance investment securities.

(2)	Trading securities primarily consist of marketable securities purchased in connection with our dividend incentive unit program. These securities are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the change in fair value recognized in earnings.

(3)	Available for sale securities consist of marketable securities that we intend to hold for an indefinite period of time. At June 30, 2006, these securities consist of $11.6 million of bonds and $1.7 million of preferred stock which are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. COMMITMENTS AND CONTINGENCIES
Guarantee Commitments
     The FASB issued Interpretation 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requiring a guarantor to disclose its guarantees. For our guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We recorded a liability for the Fresh Choice guarantee in an amount not significant to our operations. We have not recorded a liability associated with the other guarantees as they were entered into prior to the adoption of FIN 45. Our guarantees in place as of June 30, 2006, are listed in the table below.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	June 30, 2006	June 30, 2006
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,845	$7,845
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250
Fresh Choice, LLC(4)	1,000	1,000

Total Guarantees	$13,095	$13,095

(1)	We provide a $7.8 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(4)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.
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
     Each Operating Partnership unit generally may be exchanged for either two common shares of Crescent or, at the election of Crescent, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent’s percentage interest in the Operating Partnership increases. During the six months ended June 30, 2006, there were 51,600 units exchanged for 103,200 common shares of Crescent.
     Minority interests in real estate partnerships represent joint venture or preferred equity partners’ proportionate share of the equity in certain consolidated real estate partnerships. Income in the real estate partnerships is allocated to minority interests based on weighted average percentage ownership during the year.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes minority interests as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(in thousands)	2006	2005
Limited partners in the Operating Partnership	$55,415	$85,338
Limited partners in the Operating Partnership – Units subject to redemption	47,978	28,481
Limited partners in the Operating Partnership – Unvested units subject to redemption	2,138	—
Development joint venture partners – Resort Residential Development Segment	31,702	32,228
Joint venture partners – Office Segment	17,166	15,354
Joint venture partners – Resort/Hotel Segment	5,653	5,853
Other	98	127

	$160,150	$167,381

     The following table summarizes the minority interests’ share of net income (loss) before discontinued operations for the six months ended June 30, 2006 and 2005:

	June 30,	June 30,
(in thousands)	2006	2005
Limited partners in the Operating Partnership	$(382)	$(2,060)
Development joint venture partners – Resort Residential Development Segment	1,842	2,596
Joint venture partners – Office Segment	(525)	434
Joint venture partners – Resort/Hotel Segment	(338)	(627)
Other	(29)	149

	$568	$492

13. SHAREHOLDERS’ EQUITY
Distributions
     The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the six months ended June 30, 2006.

(dollars in thousands, except per share amounts)
	Per Share					Annual
	Dividend/			Record	Payment	Dividend/
Security	Distribution	Total Amount		Date	Date	Distribution
Common Shares/Units (1)	$0.375	$46,851	(2)(3)	1/31/06	2/15/06	$1.50
Common Shares/Units (1)	0.375	45,532	(2)	4/28/06	5/15/06	1.50
Series A Preferred Shares	0.422	5,991		1/31/06	2/15/06	1.6875
Series A Preferred Shares	0.422	5,991		4/28/06	5/15/06	1.6875
Series B Preferred Shares	0.594	2,019		1/31/06	2/15/06	2.3750
Series B Preferred Shares	0.594	2,019		4/28/06	5/15/06	2.3750

(1)	Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2)	Does not include dividends on unvested restricted units, which will be paid in arrears upon vesting.

(3)	Includes dividends paid on March 17, 2006, for restricted units that vested March 10, 2006.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK AND UNIT BASED COMPENSATION
Stock and Unit Option Plans
     Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all options outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. The compensation expense recognized for stock and unit options for the six months ended June 30, 2006, was approximately $0.8 million, of which $0.7 million relates to additional expense recognized as a result of the adoption of SFAS No. 123R. For the six months ended June 30, 2005, compensation expense recognized for stock and unit options was approximately $0.1 million.
     The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $1.83 and $1.05 respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $1.2 million and $0.5 million, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model based on the expected weighted average assumptions in the following table. We estimated the expected term of options granted during the quarter by adding the vesting term plus the contractual term divided by two. We estimated stock price volatility using historical volatility data. The risk-free rate for the periods within the contractual life is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the six months ended
	June 30,
	2006	2005

Expected term	6.5 years	10 years
Risk-free rate	4.6%	4.2%
Expected dividends	7.4%	8.9%
Expected volatility	22.2%	24.9%
     As of June 30, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to nonvested stock and unit options. That cost is expected to be recognized over a weighted average period of 1.4 years.
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

	For the three months	For the six months
	ended June 30,	ended June 30,
(in thousands, except per share amounts)	2005	2005
Net loss available to common shareholders, as reported	$(13,552)	$(22,848)
Add: Stock-based employee compensation expense included in reported net loss	1,718	3,081
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(2,115)	(3,869)

Pro forma net loss available to common shareholders	$(13,949)	$(23,636)

Loss per share:
Basic and diluted – as reported	$(0.14)	$(0.23)
Basic and diluted – pro forma	$(0.14)	$(0.24)

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Crescent has two stock incentive plans, the 1995 Stock Incentive Plan and the 1994 Stock Incentive Plan. The 1995 Plan and the 1994 Plan expired on June 11, 2005, and March 31, 2004, respectively. The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan and the 1996 Unit Incentive Plan. The 1995 Unit Plan expired on June 30, 2005, and the 1996 Unit Plan expired on July 16, 2006. The Operating Partnership has also granted unit options under the Operating Partnership agreement. These plans are collectively referred to as The Plans. Under The Plans, options were granted at a price not less than the market value of the shares on the date of grant, generally vest over five years of continuous service and expire ten years from the date of grant. We have a policy of issuing new shares to satisfy share option exercises.
     On February 19, 2002, John Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer, was granted the right to earn 300,000 restricted shares under the 1995 Plan. These shares vest at 100,000 shares per year on February 19, 2005, February 19, 2006, and February 19, 2007. Compensation expense is being recognized on a straight-line basis. For each of the six months ended June 30, 2006 and 2005, approximately $0.5 million was recorded as compensation expense related to this grant.
     A summary of the status of The Plans as of June 30, 2006, and changes during the six months then ended is presented in the table below.
(in thousands, except per share amounts)

	Shares		Wtd. Avg.
	Underlying	Wtd. Avg.	Years
	Stock and	Exercise	Remaining	Aggregate
	Unit	Price Per	Contractual	Intrinsic
	Options	Share	Term	Value
Outstanding at January 1, 2006	12,363	$18
Granted	35	20
Exercised	(292)	17
Forfeited	(2)	18
Canceled	—	—

Outstanding at June 30, 2006	12,104	$18	4.6	$13,361

Exercisable at June 30, 2006	10,364	$19	4.3	$11,430

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

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We obtained a third-party valuation to determine the fair value of the restricted units issued under the Plans. The third-party used a lattice-based valuation model which incorporated a range of assumptions for inputs including the expected weighted average assumptions in the following table.

	For the six months ended
	June 30,
	2006	2005

Expected term	1.5 to 5.2 years	1.5 to 5.5 years
Risk-free rate	3.8%	3.8%
Expected dividends	9.0%	9.0%
Expected volatility	23%	23%
     The weighted average grant-date fair value of the restricted units granted during the six months ended June 30, 2006 and 2005, was $7.31 and $6.16, respectively, which is being amortized on a straight-line basis over the related service period, except for when performance targets are achieved. For the six months ended June 30, 2006 and 2005, approximately $7.3 million and $2.5 million was recorded as compensation costs related to the Unit Plans, respectively, of which approximately $0.7 million and $0.2 million was capitalized, respectively.
     A summary of the status of nonvested restricted units (shown in common share equivalents) is presented below:
(share amounts in thousands)

		Weighted-
	Shares	Average
	Underlying	Grant-Date
Nonvested Units	Units	Fair Value

Nonvested at January 1, 2006	4,294	$6.54
Granted	25	7.31
Vested	(1,148)	6.66
Forfeited	—	—

Nonvested at June 30, 2006	3,171	$6.49

     As of June 30, 2006, there was approximately $18.1 million of total unrecognized compensation cost related to nonvested units. That cost is expected to be recognized over a weighted average period of 2.6 years.
     On March 10, 2006, the 40-day average closing price of Crescent’s common shares reached the third performance target under the 2004 Unit Plan and first performance target under the 2005 Unit Plan. Upon achieving these targets 574,000 units (1,148,000 common share equivalents) vested. Of this amount, 331,750 units (663,500 common share equivalents) may be exchanged for cash beginning on December 1, 2006, and 239,750 units (479,500 common share equivalents) in 2007 and 2,500 units (5,000 common share equivalents) in 2008 unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit. The total grant-date fair value of units vested during the six months ended June 30, 2006, was $7.6 million.
15. INCOME TAXES
     Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities of the taxable consolidated entities and the income tax basis. For the six months ended June 30, 2006, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.
     We intend to maintain our qualification as a REIT under Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the Code). As a REIT, we generally will not be subject to federal corporate income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders. Accordingly, we do not believe that we will be liable for current income taxes on our REIT taxable income at the federal level or in most of the states in which we operate. We consolidate certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the six months ended June 30, 2006 and 2005, our income tax benefit from continuing operations was $4.3 million and $1.5 million, respectively. Our $4.3 million income tax benefit at June 30, 2006, consists primarily of $5.0 million for the Resort Residential Development Segment, which includes $1.7 million related to an IRS audit settlement of a charitable contribution deduction, and $1.1 million for the Resort/Hotel Segment, partially offset by $1.8 million tax expense for the Office Segment.
     At June 30, 2006, we had a net current tax asset of $11.5 million and a net deferred tax liability of $1.1 million. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The change in the valuation allowance was not significant for the six months ended June 30, 2006.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. RELATED PARTY TRANSACTIONS
Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options
     As of June 30, 2006, we had approximately $37.9 million in loan balances outstanding reflected in the “Additional paid-in capital” line item in the Consolidated Balance Sheets, inclusive of current interest accrued of approximately $0.2 million, to certain of our employees and trust managers on a recourse basis under stock and unit incentive plans pursuant to an agreement approved by our Board of Trust Managers and its Executive Compensation Committee. The employees and the trust managers used the loan proceeds to acquire common shares of Crescent pursuant to the exercise of vested stock and unit options. The loans bear interest at 2.52% per year, payable quarterly, mature on July 28, 2012, and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $37.9 million total outstanding loans at June 30, 2006. No conditions exist at June 30, 2006 which would cause any of the loans to be in default.
17. SUBSEQUENT EVENTS
     On July 31, 2006, we entered into a $50.0 million loan with KeyBank secured by excess cash flow distributions from Funding III, IV and V (Greenway Plaza). The loan bears interest at LIBOR plus 200 basis points with an interest-only term until maturity in January 2007. The loan also has an accordion option based on market availability to expand the facility to $75.0 million. The proceeds were used to pay down the credit facility.

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
          The following factors might cause such a difference:
▪	Our ability, at our office properties to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration or termination on favorable terms, which continue to be adversely affected by existing real estate conditions (including the vacancy levels in particular markets, decreased rental rates and competition from other properties) and may also be adversely affected by general economic downturns;

▪	Adverse changes in the financial condition of existing office tenants and the ability of these office tenants to pay rent;

▪	Lack of control and limited flexibility in dealing with our jointly-owned investments;

▪	Our ability to reinvest available funds at anticipated returns and consummate anticipated office acquisitions on favorable terms and within anticipated time frames;

▪	The ability of El Paso Energy to satisfy its obligations to pay rent and termination fees in accordance with the terms of its agreement with us;

▪	The concentration of a significant percentage of our office assets in Texas;

▪	The ability to develop, sell and deliver resort residential units and lots within anticipated time frames and within anticipated profit margins;

▪	Deterioration in the market or in the economy generally and increases in construction costs associated with development of residential land or luxury residences, including single-family homes, town homes and condominiums;

▪	Financing risks, such as our ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, our ability to meet financial and other covenants, liquidity risks related to the use of warehouse facilities governed by repurchase agreements to fund certain of our mezzanine investments and our ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

▪	Deterioration in our resort/business-class hotel markets or in the economy generally and increase in construction costs associated with the development of resort/hotel properties;

▪	The inherent risk of mezzanine investments, which are structurally or contractually subordinated to senior debt, may become unsecured as a result of foreclosure by a senior lender on its collateral, and are riskier than conventional mortgage loans;

▪	The existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

▪	Other risks detailed from time to time in our filings with the SEC.
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
          Second, we invest in real estate businesses that offer returns equal to or superior to what we are able to achieve in our office investments. We develop and sell residential properties in resort locations primarily through Harry Frampton and his East West Partners development team with the most significant project in terms of future cash flow being our investment in Tahoe Mountain Resorts in California. This development encompasses more than 2,500 total lots and units, of which 385 have been sold, 60 are currently in inventory and over 2,120 are scheduled for development over the next 14 years, and is expected to generate in excess of $4.6 billion in sales. We expect our investment in Tahoe to be a long-term source of earnings and cash flow growth as new projects are designed and developed. We view our resort residential developments as a business and believe that, beyond the net present value of existing projects, there is value in our strategic relationships with the development teams and our collective ability to identify and develop new projects. Additionally, we provide mezzanine financing to other office, resort, residential and hotel investors where we see attractive returns relative to owning the equity. We have approximately $186.2 million of mezzanine financing investments, of which approximately $107.4 million relates to Office Properties, outstanding at June 30, 2006.
          In 2005, we also completed the recapitalization of our Canyon Ranch investment. We believe Canyon Ranch is well positioned for significant growth, with a large portion of this growth over the near term coming from the addition of several Canyon Ranch Living communities. The focal point of these communities is a large, comprehensive wellness facility. Canyon Ranch will partner with developers on these projects and earn fees for the licensing of the brand name, design and technical services, and the ongoing management of the facilities. Canyon Ranch currently has one such development under construction in Miami Beach, has finalized an agreement that will pave the way for the development of a Canyon Ranch Living community in Bethesda, Maryland and Chicago, Illinois, and others are under consideration or in negotiation.

Recent Developments
Office Segment
Joint Ventures
Parkway at Oakhill
          On March 31, 2006, we entered into a joint venture arrangement, C-C Parkway Austin, L.P. (Parkway), with Champion Partners. The joint venture has committed to co-develop a 144,000 square-foot, two-building office complex in Austin, Texas. The venture is structured such that we own a 90% interest and Champion Partners owns the remaining 10% interest. In connection with the joint venture, Parkway entered into a maximum $18.3 million construction loan with JPMorgan Chase Bank. Our equity commitment to the joint venture was $8.2 million, of which $4.9 million has been funded as of June 30, 2006. The development, which is currently underway, is scheduled for delivery in 2007. Upon completion, we will manage the property on behalf of the joint venture.
Chase Tower
          On June 20, 2006, we completed the sale of Chase Tower on behalf of Austin PT BK One Tower Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE and 20% by us. The sale generated proceeds to the joint venture, net of selling costs, of approximately $68.8 million and a net gain of approximately $10.1 million. Our net gain was approximately $4.3 million, inclusive of the recognition of the deferred gain from the joint venture of the property in 2001. Our share of the proceeds was approximately $5.6 million, which was used to pay down the credit facility.
Asset Purchase

(in millions)			Purchase
Date	Property	Location	Price
January 23, 2006	Financial Plaza – Class A Office Property	Phoenix, Arizona	$55.0 (1)

(1)	The acquisition was funded by the assumption of a $23.6 million loan from Allstate, a new $15.9 million loan from Allstate and a draw on our credit facility. This property is wholly-owned.
Asset Sale

(in millions)
Date	Property	Location	Proceeds
February 17, 2006	Waterside Commons – Class A Office Property	Dallas, Texas	$24.8	(1)

(1)	We previously recorded an impairment charge of approximately $1.0 million during the year ended December 31, 2005. The proceeds from the sale were used primarily to pay down the credit facility.
Significant Tenant Lease Termination
          In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007, and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. In December 2005, we collected the first installment of the lease termination fee in the amount of $10.0 million. For the six months ended June 30, 2006, we recognized $25.3 million in net termination fees, which includes accelerated termination fees and contractual full-service rents resulting from the re-lease of approximately 304,000 square feet. As of June 30, 2006, El Paso was current on all rent obligations. In June 2006, we collected the second installment of the lease termination fee in the amount of $12.5 million.

Resort Residential Development
Riverfront Village
          On March 21, 2006, CRDI entered into a joint venture arrangement, East West Resort Development XIV, L.P., L.L.L.P. (Riverfront Village), with affiliates of Crow Holdings and our development partner. The joint venture was formed to co-develop a hotel and condominiums in Avon, Colorado. The development, which is currently underway, is scheduled for delivery in 2008. We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital. Our equity commitment to the joint venture is $23.7 million, of which $10.6 million was funded as of June 30, 2006.
Resort/Hotel
Park Hyatt Beaver Creek
          During the quarter ended June 30, 2006, 85 rooms were taken out of service at the Park Hyatt Beaver Creek in Avon, Colorado. The area occupied by 55 of these rooms is being converted into approximately 15 fractional units for sale in our Resort Residential Development Segment. The remaining space will be used to expand the Allegria Spa. In addition, the Resort is adding air conditioning and upgrading the common areas. The renovations are expected to be completed in December 2006.
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

				Interest
	Outstanding			Rate at
(in millions)	Loan	Underlying	Maturity	June 30,	Fixed/
Date	Amount	Real Estate Asset	Date	2006	Variable
January 20, 2006	$15.0(1)	Florida Hotel Portfolio Investment	2009	13.20%	Variable
April 12, 2006	$20.0(2)	California Ski Resort	2009	9.70%	Variable
May 8, 2006	28.8(3)	New York City Residential	2007	18.03%	Variable

(1)	The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(2)	The loan bears interest at LIBOR plus 450 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(3)	The loan bears interest at LIBOR plus 1,283 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.
          In February 2006, we received approximately $56.4 million of proceeds for the repayment of two of our mezzanine investments, which included $6.2 million of prepayment fees.
          At June 30, 2006, we had approximately $186.2 million of mezzanine investments outstanding which mature in 2006 through 2010 and had a weighted average interest rate of 13.33%.

2006 Operating Performance
Office Segment
          The following table shows the performance factors on stabilized properties, excluding properties held for sale, used by management to assess the operating performance of the Office Segment:

	2006		2005
Economic Occupancy (1) (at June 30 and December 31)		88.2%		89.5%
Leased Occupancy (2) (at June 30 and December 31)		91.1%		91.8%
In-Place Weighted Average Full-Service Rental Rate (3) (at June 30 and December 31)		$22.91		$22.74
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended June 30)		$3.41		$3.47
Tenant Improvement and Leasing Costs per Sq. Ft. per year (six months ended June 30)		$3.57		$3.52
Average Lease Term (4) (three months ended June 30)	6.7	yrs	6.5	yrs
Average Lease Term (4) (six months ended June 30)	6.1	yrs	6.1	yrs
Same-Store NOI (5) (Decline) (three months ended June 30)		(0.9)%		(2.8)%
Same-Store NOI (5) (Decline) (six months ended June 30)		(2.3)%		(1.2)%
Same-Store Average Occupancy (three months ended June 30)		88.4%		87.0%
Same-Store Average Occupancy (six months ended June 30)		88.5%		87.4%

(1)	Economic occupancy reflects the occupancy of all tenants paying rent.

(2)	Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(3)	Calculated based on base rent payable at June 30, 2006, giving effect to free rent and scheduled rent increases and including adjustments for expenses payable by or reimbursable from tenants. The weighted average full-service rental rate for the El Paso lease reflects weighted average full-service rental rate over the shortened term and excludes the impact of the net lease termination fee being recognized ratably to income through December 31, 2007.

(4)	Reflects leases executed during the period.

(5)	Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.
          For the remainder of 2006, we expect continued improvement in the economy. This allows us to remain cautiously optimistic about economic occupancy gains in 2006. We expect that the 2006 ending economic occupancy for our portfolio will increase to approximately 90% — 91%.
Resort Residential Development Segment
          The following tables show the performance factors used by management to assess the operating performance of the Resort Residential Development Segment. Information is provided for the CRDI Resort Residential Development Properties and the Desert Mountain Resort Residential Development Properties, which represent our significant investments in this segment as of June 30, 2006.
CRDI

	For the three months ended June 30,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	41	94
Resort Residential Unit Sales:
Townhome Sales	1	—
Condominium Sales	4	51
Equivalent Timeshare Sales	4.96	3.69
Average Sales Price per Resort Residential Lot	$160	$74
Average Sales Price per Resort Residential Unit	$1,780	$741

	For the six months ended June 30,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	70	217
Resort Residential Unit Sales:
Townhome Sales	3	—
Condominium Sales	34	55
Equivalent Timeshare Sales	6.62	6.46
Average Sales Price per Resort Residential Lot	$166	$62
Average Sales Price per Resort Residential Unit	$1,874	$889

          CRDI, which invests primarily in mountain residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. For 2006, management expects that unit and lot sales will decrease due to the number of units and lots completed and available for sale as compared to 2005, but the average sales price will increase at CRDI due to product mix, with approximately 64% closed or pre-sold as of July, 17, 2006.
Desert Mountain

	For the three months ended June 30,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	2	22
Average Sales Price per Lot (1)	$2,117	$1,014
Resort Residential Unit Sales	1	—
Average Sales Price per Unit (1)	$1,397	—

(1)	Includes equity golf membership

	For the six months ended June 30,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	3	31
Average Sales Price per Lot (1)	$1,936	$1,039
Resort Residential Unit Sales	2	—
Average Sales Price per Unit (1)	$1,592	—

(1)	Includes equity golf membership
          Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory. Total lot and unit sales are expected to be higher in 2006 compared to 2005 as a result of approximately 10 lots and 33 units forecasted in 2006.
Resort/Hotel Segment
          The following table shows the performance factors used by management to assess the operating performance of our Resort/Hotel Properties.

	For the three months ended June 30,
				Average		Average		Revenue Per
	Same-Store NOI(1)			Occupancy		Daily		Available
	% Change			Rate		Rate		Room/Guest Night
	2006	2005		2006	2005	2006	2005	2006	2005
Luxury Resorts and Spas	12%	2,416	%(2)	62%	57%	$314	$278	$194	$159
Upscale Business Class Hotels	13%	53%		74%	76%	$140	$123	$103	$94

	For the six months ended June 30,
			Average		Average		Revenue Per
	Same-Store NOI(1)		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night
	2006	2005	2006	2005	2006	2005	2006	2005
Luxury Resorts and Spas	17%	75%	66%	60%	$367	$337	$241	$203
Upscale Business Class Hotels	24%	42%	75%	74%	$137	$122	$103	$90

(1)	Same-Store NOI (net operating income) represents net income excluding depreciation and amortization, interest expense and rent expense for Resort/Hotel Properties owned for the entirety of the comparable periods.

(2)	Increase is primarily attributable to the 2004 renovations at the Fairmont Sonoma Mission Inn and the Ventana Inn, which had 97 and 13 rooms out of service, respectively, for the three months ended June 30, 2004.
          We anticipate a 10% to 12% increase in revenue per available room in 2006 at the Resort/Hotel Properties, driven by the continued healthy expansion and growth of the economy and travel industry.

Results of Operations
          The following table shows the variance in dollars for certain of our operating data between the three and six months ended June 30, 2006 and 2005.

	Total variance in	Total variance in
	dollars between	dollars between
	the three months ended	the six months ended
(in millions)	June 30, 2006 and 2005	June 30, 2006 and 2005
REVENUE:
Office Property	$17.7	$28.5
Resort Residential Development Property	(32.1)	12.5
Resort/Hotel Property	1.0	1.0

Total Property revenue	$(13.4)	$42.0

EXPENSE:
Office Property real estate taxes	$0.9	$0.4
Office Property operating expenses	2.0	7.3
Resort Residential Development Property expense	(23.9)	18.9
Resort/Hotel Property expense	0.1	(2.2)

Total Property expense	$(20.9)	$24.4

Income from Property Operations	$7.5	$17.6

OTHER INCOME (EXPENSE):
Income from sale of investment unconsolidated company	$4.3	$4.3
Income from investment land sales	(5.0)	(8.4)
Gain on joint venture of properties	(1.0)	(1.5)
Gain on property sales	0.1	0.1
Interest and other income	1.4	11.9
Corporate general and administrative	(0.7)	(5.2)
Interest expense	3.4	3.3
Amortization of deferred financing costs	0.3	0.4
Extinguishment of debt	0.2	1.7
Depreciation and amortization	3.8	1.4
Other expenses	(1.8)	(3.1)
Equity in net income (loss) of unconsolidated companies:
Office Properties	(0.7)	(1.8)
Resort Residential Development Properties	(0.7)	(0.3)
Resort/Hotel Properties	(0.6)	(2.9)
Temperature-Controlled Logistics Properties	(1.0)	(0.3)
Other	(4.1)	(10.2)

Total other income (expense)	$(2.1)	$(10.6)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND
INCOME TAXES	$5.4	$7.0

Minority interests	(0.1)	(0.1)
Income tax benefit	5.1	2.8

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$10.4	$9.7

Income from discontinued operations, net of minority interests	(1.6)	(3.3)
(Loss) gain on sale of real estate from discontinued operations, net of minority interests	—	(1.4)

NET INCOME (LOSS)	$8.8	$5.0

Series A Preferred Share distributions	—	—
Series B Preferred Share distributions	—	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$8.8	$5.0

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005.
Property Revenues
          Total property revenues decreased $13.4 million, or 6.4%, to $195.0 million for the three months ended June 30, 2006, as compared to $208.4 million for the three months ended June 30, 2005. The primary components of the decrease in total property revenues are discussed below.
•	Office Property revenues increased $17.7 million, or 19.1%, to $110.4 million, primarily due to:
▪	an increase of $14.2 million in net lease termination fees (from $2.1 million to $16.3 million) primarily due to the El Paso lease termination and related re-leasing;

▪	an increase of $2.8 million from the 51 consolidated Office Properties (excluding 2005 and 2006 acquisitions and dispositions and properties considered unstabilized at December 31, 2004) that we owned or had an interest in, primarily due to a 1.8 percentage point increase in average occupancy (from 85.8% to 87.6%), increased expense recovery revenue related to the increase in occupancy and increased recoverable expenses and increased telecom and parking revenue; partially offset by a decline in full service weighted average rental rates;

▪	an increase of $2.3 million from the acquisition of Financial Plaza in January 2006 and increased occupancy at One Live Oak, the Exchange Building and Peakview Tower;

▪	an increase of $0.9 million due to the settlement of litigation pertaining to leases and license agreements in various Office Properties; and

▪	an increase of $0.4 million resulting from third party management and leasing services and related direct expense reimbursements due to the joint venture of One Buckhead Plaza in June 2005; partially offset by

▪	a decrease of $2.9 million due to the joint venture of One Buckhead Plaza in June 2005.
•	Resort Residential Development Property revenues decreased $32.1 million, or 37.4%, to $53.7 million, primarily due to:
▪	a decrease of $22.6 million in CRDI revenues related to product mix in lots and units available for sale in 2005 versus 2006, primarily at Delgany and Creekside Phase II in Denver, Colorado, and Horizon Pass in Bachelor Gulch, Colorado, which had sales in the three months ended June 30, 2005, but reduced or no sales in the same period in 2006; partially offset by Northstar Village in Lake Tahoe, California, which had sales in the three months ended June 30, 2006, but reduced sales in the same period in 2005; and

▪	a decrease of $10.3 million at DMDC primarily related to:
▪	a decrease of $17.4 million in lot sales revenue due to a decrease in lots sold (from 22 to 2); partially offset by an increase in the average price per lot (from $1.0 million to $2.1 million); partially offset by

▪	an increase of $6.7 million in deferred membership revenue.
•	Resort/Hotel Property revenues increased $1.0 million, or 3.3%, to $30.9 million, primarily attributable to:
▪	an increase of $1.6 million in room revenue at the Luxury Resort and Spa Properties primarily at the Fairmont Sonoma Mission Inn which experienced a 17% increase in revenue per available room (from $226 to $265) resulting from an increase of 6% in average daily rate (from $305 to $322) and an 8 percentage point increase in occupancy (from 74% to 82%); partially offset by

▪	a decrease of $1.1 million in revenue at the Park Hyatt Beaver Creek related to a 14% decrease in revenue per available room (from $64 to $55) resulting from an decrease of 1% in average daily rate (from $159 to $158) and a 5 percentage point decrease in occupancy (from 40% to 35%). During the quarter ended June 30, 2006, 85 rooms were taken out of service. The area occupied by 55 of these rooms is being converted into approximately 15 fractional units and the remaining space will be used to expand the spa.

Property Expenses
          Total property expenses decreased $20.9 million, or 14.4%, to $123.8 million for the three months ended June 30, 2006, as compared to $144.7 million for the three months ended June 30, 2005. The primary components of the decrease in total property expenses are discussed below.
•	Office Property expenses increased $2.9 million, or 6.1%, to $50.3 million, primarily due to:
▪	an increase of $1.9 million in operating expenses of the 51 consolidated Office Properties (excluding 2005 and 2006 acquisitions and dispositions and properties considered unstabilized at December 31, 2004) that we owned or had an interest in primarily due to increased property taxes, utilities and cleaning expenses;

▪	an increase of $0.9 million from the acquisition of Financial Plaza in January 2006;

▪	an increase of $0.7 million related to increased payroll and benefit costs; partially offset by a decline in legal fees; and

▪	an increase of $0.6 million related to the cost of providing third-party management and leasing services due to the joint venture of One Buckhead Plaza in June 2005; partially offset by

▪	a decrease of $1.0 million due to the joint venture of One Buckhead Plaza in June 2005.
•	Resort Residential Development Property expenses decreased $23.9 million, or 32.5%, to $49.7 million, primarily due to:
▪	a decrease of $15.8 million at CRDI primarily related to a decrease of $17.2 million in cost of sales from a decrease in sales and product mix of lots and units available for sale in 2005 versus 2006 at Delgany and Creekside II in Denver, Colorado, and Horizon Pass in Bachelor Gulch, Colorado, which had sales in the three months ended June 30, 2005, but reduced or no sales in the same period in 2006; partially offset by Northstar Village in Lake Tahoe, California, which had increased sales in the three months ended June 30, 2006, compared to the same period 2005; and

▪	a decrease of $10.6 million at DMDC primarily related to a decrease of $11.6 million in cost of sales due to decreased lot sales; partially offset by

▪	an increase of $1.4 million due to marketing expenses related to the Ritz-Carlton Tower Residences and Regency Row additions to The Residences at the Ritz-Carlton in Dallas, Texas.
•	Resort/Hotel Property expenses increased $0.1 million, or 0.4%, to $23.8 million, primarily due to:
▪	an increase of $0.9 million in operating expenses at the Luxury Resort and Spa Properties primarily at Sonoma Mission Inn related to the increase in occupancy; partially offset by

▪	a decrease of $0.4 million at the Park Hyatt Beaver Creek related to the decrease in occupancy. During the quarter ended June 30, 2006, 85 rooms were taken out of service. The area occupied by 55 of these rooms is being converted into approximately 15 fractional units and the remaining space will be used to expand the spa.
Other Income/Expense
          Total other income and expenses increased $2.1 million, or 3.0%, to $72.4 million for the three months ended June 30, 2006, compared to $70.3 million for three months ended June 30, 2005. The primary components of the increase in total other income and expenses are discussed below.

Other Income
          Other income decreased $7.3 million, or 36.1%, to $12.9 million for the three months ended June 30, 2006, as compared to $20.2 million for the three months ended June 30, 2005. The primary components of the decrease in other income are discussed below.
•	Equity in net income of unconsolidated companies decreased $7.1 million to a $1.0 million loss, primarily due to:
▪	a decrease of $4.1 million in Other equity in net income primarily attributable to a decrease of income from the SunTx investment; and

▪	a decrease of $1.0 million in Temperature-Controlled Logistics equity in net income primarily attributable to the write-off of unamortized debt financing costs associated with the pay off of the Morgan Stanley debt in June 2006.
•	Income from sale of investment in unconsolidated company increased $4.3 million due to the sale of the Chase Tower Office Property in 2006.

•	Interest and other income increased $1.4 million to $9.3 million primarily due to $3.4 million increase related to interest from mezzanine loans attributable to an increase of $90.1 million in the weighted average mezzanine loan balance (from $81.9 to $172.0); partially offset by $1.7 million decrease in other income from legal settlement proceeds received in connection with certain deed transfer taxes in 2005.

•	Income from investment land sales decreased $5.0 million due to the gain on the sale of one parcel of undeveloped investment land in Houston, Texas in 2005.
Other Expenses
          Other expenses decreased $5.2 million, or 5.7%, to $85.3 million for the three months ended June 30, 2006, compared to $90.5 million for the three months ended June 30, 2005. The primary components of the decrease in other expenses are discussed below.
•	Depreciation and amortization costs decreased $3.8 million, or 9.3%, to $37.2 million due to a $3.9 million decrease in Resort/Hotel Property depreciation expense, primarily related to the reclassification of the Denver City Marriot Hotel Property from held for sale to held and used in 2005 and the related impact of recording additional depreciation expense.

•	Interest expense decreased $3.4 million, or 9.4%, to $32.6 million due to a decrease of $16 million in the weighted average debt balance (from $2.307 billion to $2.291 billion) and an increase of $2.3 million in capitalized interest (from $4.7 million to $7.0 million), partially offset by a 0.1 percentage point increase in the hedged weighted average interest rate (from 6.9% to 7.0%).

•	Corporate general and administrative costs increased $0.7 million, or 6.3%, to $11.8 million due primarily to an increase payroll and benefit costs.
Income Tax Benefit
          The $5.1 million increase in the income tax benefit for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, is primarily due to:
•	$3.7 million decrease in tax expense on the Resort Residential Development Properties primarily attributable to CRDI, related to a $1.7 million deduction associated with a charitable contribution and an increase in taxable losses in 2006 compared to 2005; and

•	$1.6 million decrease in tax expense related to the 2005 unrealized gains associated with the SunTx investment.
Discontinued Operations
          Income from discontinued operations on assets sold and held for sale decreased $1.6 million to $0.1 million due to a decrease of $1.6 million, net of minority interest, attributable to the reduction of net income associated with properties held for sale in 2006 compared to 2005.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005.
Property Revenues
          Total property revenues increased $42.0 million, or 10.7%, to $433.7 million for the six months ended June 30, 2006, as compared to $391.7 million for the six months ended June 30, 2005. The primary components of the increase in total property revenues are discussed below.
•	Office Property revenues increased $28.5 million, or 15.7%, to $210.1 million, primarily due to:
▪	an increase of $23.4 million in net lease termination fees (from $2.0 million to $25.4 million) primarily due to the El Paso lease termination and related re-leasing;

▪	an increase of $4.7 million from the acquisition of Financial Plaza in January 2006 and increased occupancy at One Live Oak, the Exchange Building and Peakview Tower;

▪	an increase of $4.1 million from the 51 consolidated Office Properties (excluding 2005 and 2006 acquisitions and dispositions and properties considered unstabilized at December 31, 2004) that we owned or had an interest in, primarily due to a 1.4 percentage point increase in average occupancy (from 86.3% to 87.7%), increased expense recovery revenue related to the increase in occupancy and increased recoverable expenses and increased telecommunications and parking revenue; partially offset by a decline in full service weighted average rental rates;

▪	an increase of $0.9 million due to the settlement of litigation pertaining to leases and license agreements in various Office Properties; and

▪	an increase of $0.7 million resulting from third party management and leasing services and related direct expense reimbursements due to the joint venture of One Buckhead Plaza in June 2005; partially offset by

▪	a decrease of $5.3 million due to the joint ventures of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005.
•	Resort Residential Development Property revenues increased $12.5 million, or 8.9%, to $152.9 million, primarily due to:
▪	an increase of $26.0 million in CRDI revenues related to product mix in lots and units available for sale in 2006 versus 2005, primarily at Northstar Village, Gray’s Crossing and Old Greenwood, all in Lake Tahoe, California, and Hummingbird Lodge in Bachelor Gulch, Colorado, which had sales in the six months June 30, 2006, but reduced or no sales in the same period in 2005; partially offset by Creekside Phase II and Delgany, both in Denver, Colorado, the Horizon Pass project in Bachelor Gulch, Colorado, and the Eagle Ranch project in Eagle, Colorado, which had sales in the six months ended June 30, 2005, but reduced or no sales in the same period in 2006; partially offset by

▪	a decrease of $12.8 million at DMDC primarily related to a decrease of $24.5 million in lot sales revenue due to a decrease in lots sold (from 31 to 3); partially offset by an increase of $9.3 million in deferred membership revenue and an increase of $3.2 million in unit sales revenue due to the sale of two units in 2006.
•	Resort/Hotel Property revenues increased $1.0 million, or 1.4%, to $70.7 million, primarily attributable to:
▪	an increase of $3.5 million in room revenue at the Luxury Resort and Spa Properties, primarily at the Fairmont Sonoma Mission Inn which experienced a 24% increase in revenue per available room (from $170 to $211) resulting from an increase of 4% in average daily rate (from $275 to $286) and a 12 percentage point increase in occupancy (from 62% to 74%); and

▪	an increase of $1.7 million in room revenue at the Business Class Hotel Properties primarily related to a 14% increase in revenue per available room (from $90 to $103) resulting from a 12% increase in average daily rate (from $122 to $137) and a 1 percentage point increase in occupancy (from 74% to 75%); partially offset by

▪	a decrease of $4.6 million due to the contribution of the Canyon Ranch® Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment.

Property Expenses
          Total property expenses increased $24.4 million, or 9.0%, to $296.1 million for the six months ended June 30, 2006, as compared to $271.7 million for the six months ended June 30, 2005. The primary components of the increase in total property expenses are discussed below.
•	Office Property expenses increased $7.7 million, or 8.2%, to $101.4 million, primarily due to:
▪	an increase of $4.4 million in operating expenses of the 51 consolidated Office Properties (excluding 2004 and 2005 acquisitions and dispositions and properties considered unstabilized at December 31, 2004) that we owned or had an interest in primarily due to increased property taxes, administrative expenses, utilities, cleaning and general building and insurance expense;

▪	an increase of $1.9 million from the acquisition of the Exchange Building in February 2005 and Financial Plaza in January 2006;

▪	an increase of $1.5 million due to increased payroll and benefit costs and internal audit costs partially offset by a decline in legal fees; and

▪	an increase of $1.4 million in lease termination expense related to the termination of a tenant retail lease at Hughes Center; and

▪	an increase of $1.3 million related to the cost of providing third-party management services due to the joint venture of One Buckhead Plaza in June 2005; partially offset by

▪	a decrease of $2.4 million due to the joint venture of Fulbright Tower in February 2005 and the joint venture of One Buckhead Plaza in June 2005.
•	Resort Residential Development Property expenses increased $18.9 million, or 15.4%, to $141.4 million, primarily due to:
▪	an increase of $29.3 million in CRDI cost of sales related to product mix in lots and units available for sale in 2006 versus 2005, primarily at Northstar Village, Gray’s Crossing and Old Greenwood, all in Lake Tahoe, California, and Hummingbird Lodge in Bachelor Gulch, Colorado, which had sales in the six months ended June 30, 2006, but reduced or no sales in the same period in 2005; partially offset by Creekside Phase II and Delgany, both in Denver, Colorado, Horizon Pass in Bachelor Gulch, Colorado, and the Eagle Ranch project in Eagle, Colorado, which had sales in the six months ended June 30, 2005, but reduced or no sales in the same period 2006; and

▪	an increase of $1.4 million primarily due to marketing expenses related to the Ritz-Carlton Tower Residences and Regency Row additions to The Residences at the Ritz-Carlton in Dallas, Texas; partially offset by

▪	a decrease of $14.4 million at DMDC primarily related to a decrease of $16.4 million in cost of sales attributable to decreased lot sales.
•	Resort/Hotel Property expenses decreased $2.2 million, or 4.0%, to $53.3 million, primarily due to:
▪	a decrease of $4.1 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $1.9 million in operating expenses at the Luxury Resort and Spa Properties, primarily at Sonoma Mission Inn, related to an increase in occupancy.
Other Income/Expense
          Total other income and expenses increased $10.6 million, or 8.0%, to $143.3 million for the six months ended June 30, 2006, compared to $132.7 million for six months ended June 30, 2005. The primary components of the increase in total other income and expenses are discussed below.

Other Income
          Other income decreased $9.1 million, or 23.0%, to $30.4 million for the six months ended June 30, 2006, as compared to $39.5 million for the six months ended June 30, 2005. The primary components of the decrease in other income are discussed below.
•	Equity in net income of unconsolidated companies decreased $15.5 million to $0.6 million primarily due to:
▪	a decrease of $10.2 million in Other equity in net income primarily attributable to a decrease of income from the G2 and SunTx investments;

▪	a decrease of $2.8 million in Resort/Hotel equity in net income primarily attributable to Canyon Ranch Living Miami license fees of $3.0 million, of which our portion was $1.4 million; recognized at CR Operating, LLC in the first quarter 2005; and

▪	a decrease of $1.8 million in Office equity in net income due to a $0.8 million decline at Bank One Center (primarily due to increased bad debt and interest expense), $0.3 million decrease related to the disposition of 5 Houston Center in December 2005, a 0.9 percentage point decline in occupancy (from 90.3% to 89.4%) and a decline in weighted average rental rates at unconsolidated joint venture properties; partially offset by the joint venture of One Buckhead Plaza in June 2005.
•	Income from investment land sales decreased $8.4 million due to the gain on the sale of two parcels of undeveloped investment land in Houston, Texas in 2005.

•	Gain on joint venture of properties decreased $1.5 million due to the gain from the joint venture of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005.

•	Interest and other income increased $11.9 million to $25.2 million primarily due to $13.5 million increase related to interest from mezzanine loans attributable to an increase of $106.8 million in the weighted average mezzanine loan balance (from $57.4 million to $164.2 million) and includes approximately $6.2 million in prepayment fees on two mezzanine loans that were paid off in first quarter 2006; partially offset by $1.7 million decrease in other income from legal settlement proceeds received in connection with certain deed transfer taxes in 2005.

•	Income from sale of investment in unconsolidated company increased $4.3 million due to the sale of the Chase Tower in 2006.
Other Expenses
          Other expenses increased $1.5 million, or 0.9%, to $173.7 million for the six months ended June 30, 2006, compared to $172.2 million for the six months ended June 30, 2005. The primary components of the increase in other expenses are discussed below.
•	Corporate general and administrative costs increased $5.2 million, or 24.3%, to $26.6 million due primarily to an increase in compensation expense associated with restricted units granted under our long-term incentive compensation plans in December 2004 and May 2005, increased stock and unit option expense from the adoption of SFAS No. 123R and increased payroll and benefit costs.

•	Depreciation and amortization costs decreased $1.4 million, or 1.9%, to $73.6 million due to:
▪	$3.4 million decrease in Resort/Hotel Property depreciation expense, primarily related to the reclassification of the Denver City Marriot Hotel Property from held for disposition to held and used in 2005 and the related impact of recording additional depreciation expense; partially offset by

▪	$1.6 million increase in Office Property depreciation and amortization expense primarily attributable to leasehold and building improvements.
•	Interest expense decreased $3.3 million, or 4.8%, to $66.1 million due to an increase of $3.2 million in capitalized interest (from $9.2 million to $12.4 million) and a 0.03 percentage point decrease in the hedged weighted average interest rate (from 7.02% to 6.99%); partially offset by an increase of $44 million in the weighted average debt balance (from $2.243 billion to $2.287 billion).

Income Tax Benefit
     The $2.8 million increase in the income tax benefit for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, is primarily due to a $3.6 million decrease in tax expense related to 2005 income from the G2 investment and 2005 unrealized gains associated with the SunTx investment.
Discontinued Operations
Income from discontinued operations on assets sold and held for sale decreased $4.7 million to $0.2 million due to:

•	a decrease of $3.3 million, net of minority interest, due to the reduction of net income associated with properties held for sale in 2006 compared to 2005; and

•	a decrease of $1.4 million, net of minority interest, primarily due to the $1.5 million gain on the sale of Albuquerque Plaza in February 2005.
Liquidity and Capital Resources
Overview
          Our primary sources of liquidity are cash flow from operations, our credit facility, and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through June 30, 2007, consist primarily of our normal operating expenses, principal and interest payments on our debt, distributions to our shareholders and capital expenditures. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements, other than the level of debt obligations maturing after June 30, 2007.
Short-Term Liquidity
          We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred shares, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2006 and 2007. The cash flow from our Resort Residential Development Segment is cyclical in nature and primarily realized in the last quarter of each year. We expect to meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility. As of June 30, 2006, we had up to $63.9 million of borrowing capacity available under our credit facility. However, if our Board of Trustees continues to declare distributions on our common shares at current levels, our cash flow from operations, after payments discussed above, is not expected to fully cover such distributions on our common shares in 2006 and 2007. We intend to use proceeds from asset sales and joint ventures, additional leverage on assets, and borrowings under our credit facility to cover this shortfall.
          In addition, through June 30, 2007, we expect to make capital expenditures that are not in the ordinary course of operations of our business of approximately $289.9 million, primarily relating to new developments of investment property. We anticipate funding these short-term liquidity requirements primarily through construction loans and borrowings under our credit facility or additional debt facilities. As of June 30, 2006, we also had maturing debt obligations of $233.8 million through June 30, 2007, made up primarily of the maturity of the GACC Note, which has three one-year extension options, and the Mass Mutual Note which we intend to refinance with a new fixed rate loan. In addition, $23.4 million of these maturing debt obligations relate to the Resort Residential Development Segment and will be repaid with the sales of the corresponding land or units or will be refinanced or with additional debt facilities. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations.
Long-Term Liquidity
          Our long-term liquidity requirements as of June 30, 2006, consist primarily of $2.2 billion of debt maturing after June 30, 2007. We also have $357.3 million of expected long-term capital expenditures relating to capital investments that are not in the ordinary course of operations of our business. We anticipate meeting these obligations primarily through refinancing maturing debt with long-term secured and unsecured debt, construction loans and through other debt and equity financing alternatives, as well as cash proceeds from asset sales and joint ventures.
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
          During the six months ended June 30, 2006, our cash flow from operations was insufficient to fully cover the distributions on our common shares. We funded this shortfall primarily with a combination of proceeds from asset sales and proceeds from investment land sales and borrowings under our credit facility.

For the six months
(in millions)	ended June 30, 2006
Cash used in Operating Activities	$(43.4)
Cash provided by Investing Activities	30.7
Cash provided by Financing Activities	7.7

Decrease in Cash and Cash Equivalents	$(5.0)
Cash and Cash Equivalents, Beginning of Period	86.2

Cash and Cash Equivalents, End of Period	$81.2

Operating Activities
          Our cash used in operating activities of $43.4 million is attributable to Property operations.
Investing Activities
          Our cash provided by investing activities of $30.7 million is primarily attributable to:
•	$167.5 million proceeds from defeasance investment maturities and other securities, primarily due to the maturity of the securities securing the LaSalle Note II which was repaid in March 2006;

•	$24.3 million proceeds from property sales due to the sale of Waterside Commons Office Property in February 2006;

•	$15.6 million return of investment in unconsolidated companies, primarily due to the distributions received from Riverfront Village, AmeriCold Realty Trust and Redtail Capital Partners, L.P.;

•	$5.6 million proceeds from sale of investment in unconsolidated company due to the sale of our interests in the Chase Tower office property; and

•	$5.0 million decrease in restricted cash.
The cash provided by investing activities is partially offset by:
•	$72.5 million for the development of investment properties, due to the development of the JPI Multi-Family Investments luxury apartments, Paseo del Mar office development, Ritz-Carlton Hotel development and 3883 Hughes Parkway office development;

•	$34.0 million for non-revenue enhancing tenant improvement and leasing costs for Office Properties;

•	$30.7 million for the acquisition of investment properties, primarily due to the acquisition of the Financial Plaza Office Property in January 2006;

•	$16.5 million of property improvements for Office and Resort/Hotel Properties;

•	$16.4 million additional investment in unconsolidated companies, primarily related to our investment in Riverfront Village and Redtail Capital Partners, L.P.;

•	$8.8 million for development of amenities at the Resort Residential Development Properties; and

•	$8.4 million increase in notes receivable, primarily due to $63.8 million for three new mezzanine loans, partially offset by the repayment of approximately $50.2 million for two mezzanine loans.

Financing Activities
          Our cash provided by financing activities of $7.7 million is primarily attributable to:
•	$190.0 million proceeds from borrowings under our credit facility;

•	$153.1 million proceeds from other borrowings, primarily due to the Bank of America loan secured by the Fairmont Sonoma Mission Inn, the Morgan Stanley and Goldman Sachs repurchase agreements secured by mezzanine loans and construction draws on our Office developments and the Ritz-Carlton hotel development;

•	$125.3 million proceeds from borrowings for construction costs at the Resort Residential Development Properties;

•	$8.4 million proceeds from capital contributions from our joint venture partners; and

•	$5.0 million proceeds from the exercise of share and unit options.
The cash provided by financing activities is partially offset by:
•	$171.1 million payments under other borrowings, primarily due to the pay off of the LaSalle Note II funded by proceeds from the maturity of defeasance investments;

•	$114.0 million payments under our credit facility;

•	$92.4 million distributions to common shareholders and unitholders;

•	$70.3 million Resort Residential Development Property note payments;

•	$16.0 million distributions to preferred shareholders;

•	$8.2 million capital distributions to joint venture partners; and

•	$2.1 million debt financing costs, primarily due to Bank of America loan secured by the Fairmont Sonoma Mission Inn and the Goldman Sachs and Morgan Stanley repurchase agreements secured by mezzanine loans.
Liquidity Requirements
Debt Financing Summary
          The following table shows summary information about our debt, including our pro rata share of unconsolidated debt, as of June 30, 2006. Listed below are the aggregate required principal payments by year as of June 30, 2006, excluding any extension options. Scheduled principal installments and amounts due at maturity are included.

						Share of
	Secured	Defeased	Unsecured		Consolidated	Unconsolidated
(in thousands)	Debt	Debt	Debt		Debt	Debt	Total
2006	$42,318	$981	$—		$43,299	$65,656	$108,955
2007	319,375	100,279	250,000		669,654	126,699	796,353
2008	178,703	289	310,000	(1)	488,992	49,014	538,006
2009	282,305	320	375,000		657,625	13,368	670,993
2010	133,853	6,337	—		140,190	23,788	163,978
Thereafter	317,775	—	77,321		395,096	367,154	762,250

	$1,274,329	$108,206	$1,012,321		$2,394,856	$645,679	$3,040,535

(1)	Borrowings under the credit facility.

Significant Capital Expenditures
          As of June 30, 2006, we had unfunded capital expenditures of approximately $647.2 million relating to capital investments that are not in the ordinary course of operations of our business segments. The table below specifies our requirements for capital expenditures not factoring in project level financing, the amounts funded as of June 30, 2006, and amounts remaining to be funded (future funding classified between short-term and long-term capital requirements):

				Capital Expenditures
	Total	Amount	Amount	Short-Term	Long-Term
	Project	Spent as of	Remaining	(Next 12	(12+
(in millions) Project	Cost (1)	June 30, 2006	To Spend	Months) (2)	Months) (2)
Consolidated:
Office Segment
3883 Hughes Center (3)	$72.1	$31.4	$40.7	$36.1	$4.6
Paseo del Mar (4)	65.4	48.5	16.9	15.0	1.9
Parkway at Oakhill(5)	24.6	5.4	19.2	11.1	8.1

Resort Residential Development Segment
Ritz-Carlton Highlands (6)	292.9	8.7	284.2	55.1	229.1
Tahoe Mountain Club (7)	94.4	76.7	17.7	17.7	—
JPI Multi-family Investments Luxury Apartments (8)	54.3	47.5	6.8	6.8	—
The Ritz-Carlton – Phase I(9)	202.7	88.6	114.1	98.1	16.0
The Ritz-Carlton – Phase II(10)	138.8	9.8	129.0	31.4	97.6

Resort/Hotel Segment
Park Hyatt Beaver Creek(11)	25.8	7.2	18.6	18.6	—

Total	$971.0	$323.8	$647.2	$289.9	$357.3

(1)	All amounts are approximate.

(2)	Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)	We have committed to a first phase office development of 239,000 square feet on land that we own within the Hughes Center complex. We expect to complete the building in the first quarter of 2007. We closed a $52.3 million construction loan in the third quarter of 2005.

(4)	In September 2005, we entered into a joint venture agreement with JMI Realty. The joint venture has committed to develop a 233,000 square-foot, three-building office complex in the Del Mar Heights submarket of San Diego, California. We have a $53.1 million construction loan from Guaranty Bank for the construction of this project. The loan is fully guaranteed by an affiliate of our partner. Amounts in the table represent our portion (80%) of total project costs. The development is scheduled for delivery in the third quarter of 2006.

(5)	In March 2006, we entered into a joint venture agreement with Champion Partners. The joint venture has committed to develop a 144,000 square-foot, two-building office complex in Austin, Texas. The joint venture has a $18.3 million construction loan from JP Morgan Chase Bank to fund construction of this project. Amounts in the table represent our portion (90%) of total project costs. The development is scheduled for delivery in 2008.

(6)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop a 173 room luxury hotel in Lake Tahoe, California. The new luxury property will also include the Ritz-Carlton Residences. Construction on the development is anticipated for delivery in the fourth quarter 2009.

(7)	As of June 30, 2006, we had invested $76.7 million in Tahoe Mountain Club, which includes the acquisition of land and development of golf courses and club amenities. Table includes the development planned for 2006 only. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs.

(8)	In October 2004, we entered into an agreement with JPI Multi-Family Investments, L.P. to develop a multi-family apartment project in Dedham, Massachusetts. We have a construction loan with a maximum borrowing of $41.0 million, which our partner guarantees to fund construction.

(9)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas. The development plans include a Ritz-Carlton with approximately 217 hotel rooms and 70 residences. Construction on the development is anticipated for delivery in the third quarter of 2007. We have a $175.0 million construction line of credit from KeyBank for the construction of this project.

(10)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop an additional approximately 96 Ritz-Carlton residences and approximately 4 penthouses adjacent to the Phase I development. Construction on the development is anticipated for delivery in the fourth quarter of 2008.

(11)	In April 2006, we began renovations at the Park Hyatt Beaver Creek in Avon, Colorado, which consist of the addition of air conditioning, upgrades to the common areas and taking 30 rooms out of service to expand the Allegria Spa. The renovations are expected to be completed in December 2006.

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
          The following table presents the amount of restricted unit grants, vested restricted units and the redemption amount by year.

			Vested Unit
(dollars in			Redemption Value	Redeemable in
thousands)	Granted(1)	Vested(1)	at June 30, 2006(2)	2006	2007	2008
2004 Plan	3,568,500	2,147,500	$39,858	$37,204	$2,654	$—
2005 Plan	2,187,500	437,500	8,120	—	8,027	93

	5,756,000	2,585,000	$47,978	$37,204	$10,681	$93

(1)	Amounts listed in common share equivalents and are net of forfeitures.

(2)	Vested units may be exchanged for cash unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit.
Off-Balance Sheet Arrangements — Guarantee Commitments
          Our guarantees in place as of June 30, 2006, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees.

	Guaranteed	Maximum
	Amount	Guaranteed
	Outstanding at	Amount at
(in thousands)	June 30, 2006	June 30, 2006
Debtor
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,845	$7,845
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250
Fresh Choice, LLC(4)	1,000	1,000

Total Guarantees	$13,095	$13,095

(1)	We provide a $7.8 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 8, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(4)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.
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

Debt Financing
          The significant terms of our primary debt financing arrangements existing as of June 30, 2006, are shown below:

			Balance	Interest
			Outstanding	Rate at
	Secured	Maximum	at June 30,	June 30,
Description(1)	Asset	Borrowings	2006	2006		Maturity Date
Secured Fixed Rate Debt:
AEGON Partnership Note	Greenway Plaza	$245,544	$245,544	7.53%		July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000	4.88		October 2015
Bank of America Note I	Fairmont Sonoma Mission Inn	55,000	55,000	5.40		February 2011
Morgan Stanley I	The Alhambra	50,000	50,000	5.06		October 2011
Allstate Life Note	Financial Plaza	39,228	39,228	5.47		October 2010
Bank of America Note II	The BAC – Colonnade Building	37,676	37,676	5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Mass Mutual Note (2)	3800 Hughes	32,905	32,905	7.75		August 2006
Northwestern Life Note	301 Congress	26,000	26,000	4.94		November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755	4.98		September 2011
Allstate Note (2)	3993 Hughes	24,406	24,406	6.65		September 2010
Metropolitan Life Note VI (2)	3960 Hughes	22,547	22,547	7.71		October 2009
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	37,949	37,949	2.90 to 13.75		July 2007 to Sept. 2011
Secured Fixed Rate Defeased Debt (3):
LaSalle Note I	Funding I Defeasance	100,876	100,876	7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,330	7,330	10.07		July 2010

Subtotal/Weighted Average		$907,716	$907,716	6.38%

Unsecured Fixed Rate Debt:
The 2009 Notes		$375,000	$375,000	9.25%		April 2009
The 2007 Notes		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000	8.55%

Secured Variable Rate Debt:
KeyBank Construction Loan (4)	Ritz-Carlton Dallas Construction	$175,000	$46,538	7.57%		July 2008
GACC Note (4)	Funding One Assets	165,000	165,000	6.67		June 2007
JPMorgan Chase	Northstar Big Horn Construction	112,180	50,439	7.75		October 2007
Morgan Stanley II (5)(6)	Mezzanine Investments	100,000	38,280	7.07		March 2009
Goldman Sachs(6)(7)	Mezzanine Investments	100,000	10,000	6.77		May 2009
First Bank of Vail	Village Walk Construction	62,457	9,260	7.75		February 2008
Guaranty Bank (8)(9)	Paseo Del Mar Construction	53,100	26,784	6.86		September 2008
Societe Generale (8)	3883 Hughes Construction	52,250	7,070	7.12		September 2008
Bank of America III (8)(9)	Jefferson Station Apartments Construction	41,009	34,178	7.28		November 2007
US Bank(10)	Beaver Creek Landing Construction	33,400	2,580	7.10		February 2008
National Bank of Arizona		30,000	9,040	8.75		October 2007
California Bank & Trust(11)	One Riverfront Construction	24,350	228	8.38		March 2008
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	129,971	75,422	6.44 to 9.25		July 2006 to Dec. 2012

Subtotal/Weighted Average		$1,078,717	$474,819	7.56%

Unsecured Variable Rate Debt:
Credit Facility (12)		$387,633	$310,000	6.75%		February 2008
Junior Subordinated Notes		51,547	51,547	7.15		June 2035
Junior Subordinated Notes		25,774	25,774	7.15		July 2035

Subtotal/Weighted Average		$464,954	$387,321	6.83%

Total/Weighted Average		$3,076,387	$2,394,856	7.25	%(13)

Average remaining term				3.6 years

(1)	For more information regarding the terms of our debt financing arrangements and the method of calculation of the interest rate for our variable rate debt, see Note 9, “Notes Payable and Borrowings under the Credit Facility,” included in Item 1, “Financial Statements.”

(2)	Includes a portion of total premiums of $3.4 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio. In July 2006, we extended the maturity of the Mass Mutual loan to January 2007.

(3)	We purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from defeasance investments (principal and interest) matches the total debt service payment of the loans.

(4)	This loan has three one-year extension options.

(5)	The investments can be financed through March 2008, after which four equal payments are due quarterly. The loan has a provision for a one-year extension which is subject to Morgan Stanley’s approval.

(6)	The loans supporting these facilities are subject to daily valuations by Morgan Stanley and Goldman Sachs, respectively. We are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(7)	The loan has a provision for a one-year extension which is subject to Goldman Sachs’ approval.

(8)	This loan has two one-year extension options.

(9)	Our partner provides a full guarantee of this loan.

(10)	This loan has one six-month extension option.

(11)	This loan has one one-year extension option.

(12)	The Credit Facility has a maximum potential capacity of $400.0 million. The $310.0 million outstanding at June 30, 2006, excludes letters of credit issued under the facility of $13.8 million. We are also subject to financial covenants, which include minimum debt service ratios, maximum leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio.

(13)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.12%.

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
          Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to us. In addition, an event of default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, the 2007 Notes, 2009 Notes and the KeyBank Construction Loan, Morgan Stanley II Loan, Goldman Sachs Loan and Societe Generale Construction Loan, after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on our business, financial condition, or liquidity.
          Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the six months ended June 30, 2006, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
Warehouse Facilities
          We finance certain of our mezzanine loans through the use of warehouse facilities governed by repurchase agreements. A repurchase agreement is a financing under which we pledge one or more of our mezzanine investments as collateral to secure a loan with the repurchase agreement counterparty (i.e. lender). The amount borrowed under a repurchase agreement is limited to a specified percentage, generally not more than 80%, of the estimated market value of the pledged collateral. Repurchase agreements take the form of a sale of the pledged collateral to a lender at an agreed upon price in return for such lender’s simultaneous agreement to resell the same securities back to the borrower at a future date (i.e. the maturity of the borrowing), with periodic interest payments during the term of the sale. The cost of borrowings under repurchase agreements generally corresponds to LIBOR plus a margin. Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral. At the maturity of a repurchase agreement, we are required to repay the loan, which may be due in installments over a one-year period, and receive back our pledged collateral from the lender or, at the sole discretion of the lender, we may renew such agreement. Under repurchase agreements, a lender may require us to pledge additional assets to such lender (i.e. a margin call) in the event that the lender determines the estimated fair value of our existing pledged collateral has declined below a specified percentage. Our pledged collateral fluctuates in value due to, among other things, market changes in interest rates and matters affecting the real estate underlying certain pledged collateral.
          In order to reduce our exposure to counterparty-related risk, our goal is to enter into repurchase agreements with multiple financial institutions, all of whom have investment-grade long-term debt ratings. As of June 30, 2006, we had outstanding repurchase obligations under two repurchase agreements totaling $48.3 million with a weighted average borrowing rate of 7.01%.

Debt Financing
          On July 31, 2006, we entered into a $50.0 million loan with KeyBank secured by excess cash flow distributions from Funding III, IV and V (Greenway Plaza). The loan bears interest at LIBOR plus 200 basis points with an interest-only term until maturity in January 2007. The loan also has an accordion option based on market availability to expand the facility to $75.0 million. The proceeds were used to pay down the credit facility.
Unconsolidated Debt Arrangements
          As of June 30, 2006, the total debt of the unconsolidated joint ventures and investments in which we have ownership interests was $2.1 billion, of which our share was $645.7 million. We guaranteed $5.3 million of this debt as of June 30, 2006. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 8, “Investments in Unconsolidated Companies,” of Item 1, “Financial Statements.”
Derivative Instruments and Hedging Activities
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of June 30, 2006, we had interest rate swaps and interest rate caps designated as cash flow hedges, which converted $276.5 million of our variable rate debt to fixed rate debt. During the first quarter 2006, two interest rate swaps with a combined notional amount of $200.0 million expired. In April 2006, we entered into an interest rate swap struck at 5.20% to hedge 75% of our anticipated draws on our Ritz-Carlton construction loan.

Unconsolidated Investments
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of June 30, 2006.

		Our Ownership
		as of
Entity	Classification	June 30, 2006
Main Street Partners, L.P.	Office (Bank One Center-Dallas)	50.0	%(1)
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0	%(2)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	%(3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0	%(5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	%(6) (4)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	%(6) (4)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	%(6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	%(7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	%(7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	%(7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0	%(8) (4)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0	%(9) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9	%(10) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0	%(11) (4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park – Houston)	20.0	%(11) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	%(12)
CR Operating, LLC	Resort/Hotel	48.0	%(13)
CR Spa, LLC	Resort/Hotel	48.0	%(13)
East West Resort Development XIV, L.P., L.L.L.P.	Resort Residential Development	26.8	%(14)
Blue River Land Company, L.L.C.	Resort Residential Development	33.2	%(15)
EW Deer Valley, L.L.C.	Resort Residential Development	35.7	%(16)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	26.8	%(17)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	%(18) (4)
Fresh Choice, LLC	Other	40.0	%(19)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	%(20)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives, which we refer to as promoted interests, which allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The partnership is owned by Crescent Big Tex III L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital. The remaining 73.2% interest is owned by parties unrelated to us. East West Resort Development XIV, L.P., L.L.L.P. was formed to co-develop a hotel and condominiums in Avon, Colorado.

(15)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(16)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(17)	Of the remaining 73.2%, approximately 42.3% is owned by SunTx Capital Partners, L.P. and the remaining 30.9% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.1% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(18)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(19)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(20)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

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
          EITF 06-3. At its June 2006 meeting, the EITF ratified the consensus regarding Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and certain excise taxes. The consensus indicates that gross vs. net income statement classification of those taxes within its scope is an accounting policy decision. In addition, for taxes within its scope, the consensus requires the following disclosures: the accounting policy elected for these taxes and the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 06-3.

          FASB Interpretation 48. On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently evaluating the impact, if any, to our financial condition and results of operations from the adoption of FIN 48.
Funds from Operations
FFO, as used in this document, means:
•	Net Income (Loss) - determined in accordance with GAAP;

•	excluding gains (or losses) from sales of depreciable operating property;

•	excluding extraordinary items (as defined by GAAP);

•	plus depreciation and amortization of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.
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
          Accordingly, we believe that to facilitate a clear understanding of our consolidated historical operating results, FFO available to common shareholders - diluted should be considered in conjunction with our net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, our measure of FFO available to common shareholders – diluted may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than we apply it.

Consolidated Statements of Funds from Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$3,291	$(5,542)	$(1,790)	$(6,829)
Adjustments to reconcile net income (loss) to funds from operations available to common shareholders - diluted:
Depreciation and amortization of real estate assets	32,514	38,039	64,553	68,793
Gain on property sales	(4,407)	(1,188)	(4,520)	(3,777)
Adjustment for investments in unconsolidated companies:
Office Properties	4,871	4,956	10,255	10,079
Resort Residential Development Properties	(2,908)	947	(6,000)	(448)
Resort/Hotel Properties	1,172	999	2,293	1,809
Temperature-Controlled Logistics Properties	4,269	4,554	7,779	9,199
Unitholder minority interest	603	(973)	(339)	(1,200)
Series A Preferred Share distributions	(5,991)	(5,991)	(11,981)	(11,981)
Series B Preferred Share distributions	(2,019)	(2,019)	(4,038)	(4,038)

Funds from operations available to common shareholders – diluted(1) (2)	$31,395	$33,782	$56,212	$61,607

Investment Segments:
Office Properties	$65,801	$54,505	$120,496	$106,930
Resort Residential Development Properties	3,273	11,056	4,308	15,963
Resort/Hotel Properties	7,784	7,637	18,414	19,081
Temperature-Controlled Logistics Properties	1,990	3,343	5,178	6,857
Other:
Corporate general and administrative	(11,812)	(11,063)	(26,638)	(21,392)
Interest expense	(32,644)	(36,078)	(66,054)	(69,358)
Series A Preferred Share distributions	(5,991)	(5,991)	(11,981)	(11,981)
Series B Preferred Share distributions	(2,019)	(2,019)	(4,038)	(4,038)
Income from mezzanine loans and other loans	5,768	2,148	16,736	3,087
Other(3)	(755)	10,244	(209)	16,458

Funds from operations available to common shareholders - diluted(1) (2)	$31,395	$33,782	$56,212	$61,607

Basic weighted average shares outstanding	101,632	99,676	101,555	99,594
Diluted weighted average shares and units outstanding(4)	122,187	117,485	122,100	117,338

(1)	To calculate basic funds from operations available to common shareholders, deduct unitholder minority interest.

(2)	In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO available to common shareholders — as adjusted, which includes adjustments to exclude extinguishment of debt and impairment charges related to real estate assets and include the impact of gain on sale of developed properties and promoted interests. We provide this additional information because management utilizes it, in addition to FFO available to common shareholders – diluted, in making operating decisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2006	2005	2006	2005
FFO available to common shareholders – diluted – NAREIT	$31,395	$33,782	$56,212	$61,607
Debt extinguishment charges related to the sale of real estate assets	—	(668)	—	388

FFO available to common shareholders – diluted – as adjusted	$31,395	$33,114	$56,212	$61,995

(3)	Includes income from investment land sales, interest and other income, extinguishment of debt, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets, and amortization of deferred financing costs.

(4)	See calculations for the amounts presented in the reconciliation following this table.

     The following schedule reconciles our basic weighted average shares to the diluted weighted average shares/units presented above (units are presented in share equivalents):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Basic weighted average shares:	101,632	99,676	101,555	99,594
Add: Weighted average units	19,687	17,448	19,255	17,489
Restricted shares and share and unit options	868	361	1,290	255

Diluted weighted average shares and units	122,187	117,485	122,100	117,338

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          No material changes in our market risk occurred from December 31, 2005 through June 30, 2006. Information regarding our market risk at June 30, 2006, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
          Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, or the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
          Internal Control Over Financial Reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, using their cumulative knowledge, experience and judgment as appropriate, and effected by our employees, including management and our Board of Trust Managers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:
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
          Limitations on the Effectiveness of Controls. Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operations have been detected.
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
          Changes in Internal Control Over Financial Reporting. We made no changes to our internal controls over financial reporting during the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1A. Risk Factors
          A summary of our risk factors is included in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. There have been no significant changes to these risk factors during the quarter ended June 30, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
          The annual meeting of our shareholders was held on May 8, 2006.
          Two proposals were submitted to a vote of shareholders as follows:
(1)	The shareholders approved the election of the following individuals as our Trust Managers:

Name	For	Withheld
Richard E. Rainwater	87,768,563	2,292,174
Anthony M. Frank	87,593,446	2,467,291
William F. Quinn	87,863,113	2,197,624
          The terms of office of the following Trust Managers continued after the meeting:
John C. Goff
Dennis H. Alberts
Robert W. Stallings
Paul E. Rowsey, III
Terry N. Worrell
(2)	The shareholders approved, with 89,865,739 affirmative votes, 102,145 negative votes and 85,452 abstentions, the proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006.
Item 6. Exhibits
          The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT REAL ESTATE EQUITIES COMPANY
(Registrant)

	By	/s/ John C. Goff

John C. Goff
Date: August 4, 2006		Vice-Chairman of the Board and Chief Executive Officer

	By	/s/ Jerry R. Crenshaw, Jr.

Jerry R. Crenshaw, Jr.
Date: August 4, 2006		Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
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