Form 10-K
period 2006-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2007-03-16
CIK 918958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
YES ☐     NO ☑
As of June 30, 2006, the aggregate market value of the 94,283,113 common shares held by non-affiliates of the registrant was approximately $1.8 billion.

Number of Common Shares outstanding as of March 5, 2007:	102,807,311
Number of Series A Preferred Shares outstanding as of March 5, 2007:	14,200,000
Number of Series B Preferred Shares outstanding as of March 5, 2007:	3,400,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
     At December 31, 2006, our assets and operations consisted of four investment segments:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.
     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of December 31, 2006:
•	Office Segment consisted of 71 office properties, which we refer to as the Office Properties, located in 26 metropolitan submarkets in eight states, with an aggregate of approximately 27.6 million net rentable square feet. Fifty-four of the Office Properties are wholly-owned and 17 are owned through joint ventures, one of which is consolidated in our financial statements contained in Item 8, “Financial Statements and Supplementary Data,” and 16 of which are unconsolidated.

•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four Resort Residential Development Corporations and two limited partnerships, which are consolidated. These Resort Residential Development Corporations, through partnership arrangements, owned, in whole or in part, 30 active and planned upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 949 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of December 31, 2006, AmeriCold operated 104 facilities, of which 91 were wholly-owned or leased, one was partially-owned and 12 were managed for outside owners. The 92 owned or leased and partially-owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 497.8 million cubic feet (19.0 million square feet) of warehouse space. AmeriCold also owned one quarry and the related land.
     See Note 3, “Segment Reporting,” included in Item 8, “Financial Statements and Supplementary Data,” for a table showing selected financial information for each of these investment segments for the three years ended December 31, 2006, 2005 and 2004, and total assets, consolidated property level financing, consolidated other liabilities and minority interests for each of these investment segments at December 31, 2006 and 2005.
     See Note 1, “Organization and Basis of Presentation,” included in Item 8, “Financial Statements and Supplementary Data,” for a table that lists our principal subsidiaries and the properties that they own.
     See Note 10, “Investments in Unconsolidated Companies,” included in Item 8, “Financial Statements and Supplementary Data,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of December 31, 2006.
Business Objectives and Strategies Overview
     We are a REIT with assets and operations divided into four investment segments: Office, Resort Residential Development, Resort/Hotel and Temperature-Controlled Logistics. Our strategy has two key elements as outlined below.
     First, we selectively invest in premier office properties in markets that offer attractive returns on invested capital. We may align ourselves with institutional partners to enhance our return on equity when compared to the returns we receive as a 100% owner. Where possible, we negotiate performance-based incentives on our joint ventures that allow for additional equity to be earned if return targets are exceeded. For example, we earned promoted interests on the sales of the Three Westlake and Four Westlake joint venture Office Properties in 2006. We currently hold 43% of our office portfolio in joint ventures.
     We selectively develop new office properties where the opportunity exists for attractive returns. In August 2006, we completed, with JMI Realty, a 232,330 square-foot, three-building complex in San Diego, California and sold our interest in the property in December 2006 for a $10.4 million gain. We are also developing a 239,000 square-foot office building as an addition to the Hughes Center complex in Las Vegas, Nevada. We are co-developing with Hines a 267,000 square-foot office building in Irvine, California, and with Champion Partners, a 144,380 square-foot, two-building office complex in Austin, Texas.
     Second, we invest in real estate businesses that offer returns equal to or superior to what we are able to achieve in our office investments. We develop and sell residential properties in resort locations primarily through Crescent Resort Development, Inc., with Harry Frampton and his East West Partners development team, with the most significant project in terms of future cash flow being our investment in Tahoe Mountain Resorts in California. This development encompasses more than 2,500 total lots and units, of which 532 have been sold, 73 are currently in inventory and over 1,950 are scheduled for development over the next 14 years, and is expected to generate in excess of $5.0 billion in sales. We view our resort residential developments as a business and believe that, beyond the net present value of existing projects, there is value in our strategic relationships with the development teams and our collective ability to identify and develop new projects. In addition, we sometimes serve as the primary developer, such as The Ritz-Carlton Phases I and II. Also, we provide mezzanine financing to other office, hotel and residential investors where we see attractive returns relative to owning the equity. We currently have approximately $124.3 million of mezzanine notes.

     In 2005, we also completed the recapitalization of our Canyon Ranch® investment. In addition to its wellness facilities in Tucson, Arizona and Lenox, Massachusetts and its Spa Club operation at the Venetian Resort in Las Vegas, Nevada, Canyon Ranch partners with developers to establish Canyon Ranch Living communities at which the focal point is a large, comprehensive wellness facility and earns fees for the licensing of the brand name to these communities, providing design and technical services, and the ongoing management of the facilities. One such development is under construction in Miami Beach and an agreement that will pave the way for the development of a Canyon Ranch Living community in Chicago, Illinois, and others, are under consideration or in negotiation.
     During 2006, we conducted an extensive review of our strategic alternatives, and in late August received an offer to purchase certain assets. Our Board of Trust Managers established a special committee of independent trust managers to assist in its consideration of the strategic alternatives and to respond to the offer that was received. The Special Committee hired an independent investment banker and counsel to assist with its review. The Special Committee has rejected the offer received, and on November 1, 2006, instituted a formal review of our strategic alternatives.
     On March 1, 2007, we announced that we had concluded the review of strategic alternatives first announced on November 1, 2006. Based on that review, we adopted a plan, which we refer to as the Strategic Plan, designed to simplify our business model by concentrating on our core office properties business.
     Key elements of the Strategic Plan include:
•	Sale of all resort and hotel assets. Properties to be sold include the Fairmont Sonoma Mission Inn & Spa®, Ventana Inn & Spa in Big Sur, California, the Park Hyatt Beaver Creek Resort & Spa, and three business-class hotels.

•	Sale of resort residential developments. Properties and assets to be sold include Crescent Resort Development and Desert Mountain Development Corporation.

•	Opportunistic sale of office properties. Properties to be sold include virtually all suburban Dallas properties and all Austin properties, as well as our single assets in Phoenix, Arizona, and in Seattle, Washington.

•	Reduction of general and administrative expenses by more than $17.0 million, or $0.14 per share. Implementation of savings began immediately on March 1, 2007 and is expected to be fully phased in by the end of 2007. We expect to take a charge of approximately $5.0 million for severance costs.

•	Use of sales proceeds to retire debt. We plan to first use the proceeds from asset sales to retire debt. We expect that our balance sheet will be significantly strengthened and our cost of capital lowered, giving us capacity for growth.

•	Alignment of dividend. We intend to align our dividend with industry-accepted pay-out ranges to allow for retention of capital for growth.
     In addition to the above elements, we are considering alternatives for our interest in Canyon Ranch® in conjunction with the founders of Canyon Ranch®. We will communicate our dividend plans as we execute asset sales. After completing these dispositions, our remaining office portfolio is expected to consist of 22.6 million square feet, of which 11.7 million square feet, or 52%, will be owned in joint venture. Our effective ownership will be 14.0 million square feet.
Available Information
     You can find our Web site on the Internet at www.crescent.com. We provide free of charge on our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.
Employees
     As of March 5, 2007, we had approximately 748 employees. In connection with our Strategic Plan, the number of employees is expected to be reduced significantly by the end of 2007. None of these employees are covered by collective bargaining agreements. We consider our employee relations to be good.
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

Environmental and Health and Safety Matters
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
     Our compliance with existing environmental, health and safety laws has not had a material adverse effect on our financial condition or results of operations. To further protect our financial interests regarding environmental matters, we have in place a Pollution and Remediation Legal Liability insurance policy which will respond in the event of certain future environmental liabilities. Certain of our properties contain asbestos-containing building materials, or ACBM. Environmental law requires that ACBM be properly managed and maintained and may impose fines and penalties on building owners or operators for failure to comply with these requirements. For properties where ACBM have been identified or are suspected, an operations and maintenance plan has been prepared and implemented. If properties undergo major renovations or are demolished, certain environmental regulations are in place which specify the manner in which ACBM must be handled and disposed. We believe that we are compliant with current environmental regulations and that any ACBM have been appropriately contained.

INDUSTRY SEGMENTS
Office Segment
Ownership Structure
     As of December 31, 2006, we owned or had an interest in 71 Office Properties located in 26 metropolitan submarkets in eight states, with an aggregate of approximately 27.6 million net rentable square feet. As lessor, we have retained substantially all of the risks and benefits of ownership of the Office Properties and account for the leases of our 55 consolidated Office Properties as operating leases. Fifty-four of the Office Properties are wholly-owned and 17 are owned through joint ventures, one of which is consolidated and 16 of which are unconsolidated. Additionally, we provide management and leasing oversight services for all of our Office Properties.
Market Information
     The Office Property portfolio reflects our strategy of investing in first-class assets within markets that have significant potential for long-term rental growth. Within our selected submarkets, we have focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. We have sought new acquisitions that have strong economic returns based on in-place tenancy and/or strong value-creation potential given the market and our core competencies. Moreover, we have also sought assets with dominant positions within their markets and submarkets due to quality and/or location, which mitigates the risks of market volatility. Accordingly, management’s investment strategy not only demands an acceptable current cash flow return on invested capital, but also considers cash flow growth prospects. We apply a well-defined leasing strategy in order to capture the potential revenue growth in our portfolio of Office Properties from occupancy gains and rental rate increases in the markets and the submarkets in which we have invested.
     In selecting the Office Properties, we have analyzed demographic, economic and market data to identify metropolitan areas expected to enjoy significant long-term employment and office demand growth. The markets in which we are currently invested are projected to continue to exceed national employment and population growth rates, as illustrated in the following table. In addition, we consider these markets “demand-driven.” Our office investment strategy also includes metropolitan regions with above national average economic expansion rates combined with significant office development supply constraints. Additionally, our investment strategy seeks geographic and regional economic diversification within the markets expected to experience excellent economic and office demand growth.
     Our major office markets, which include Dallas, Houston, Austin, Denver, Miami and Las Vegas, currently enjoy rising employment and are anticipated to be among the leading metropolitan areas for population and employment growth over the next three years.
Projected Population Growth and Employment Growth for all Company Markets

	Population	Employment
	Growth	Growth
Metropolitan Statistical Area	2007-2009	2007-2009
United States	2.7%	3.4%
Atlanta, GA	6.2	6.0
Austin, TX	8.6	9.2
Colorado Springs, CO	4.2	5.7
Dallas, TX	6.1	6.1
Denver, CO	3.6	4.3
Fort Worth, TX	6.1	6.3
Houston, TX	6.0	6.2
Las Vegas, NV	10.9	10.1
Miami, FL	3.6	3.9
Orange County, CA	3.1	4.3
Phoenix, AZ	7.0	9.0
Seattle, WA	4.9	6.0

Source:	Moody’s | Economy.com, data represents total percentage change for years 2007, 2008 and 2009.

Unemployment Rates for Company Markets

	As of December 31,
Market	2006	2005
United States	4.3%	4.6%
Texas	4.1	4.8
Dallas	4.0	4.6
Houston	4.0	5.1
Austin	3.2	3.9
Denver	3.9	4.5
Miami	3.5	3.6
Las Vegas	4.2	3.5

Source:	U.S. Bureau of Labor Statistics and Texas Workforce Commission. Not seasonally adjusted.
     The performance of all of our office markets improved in 2006. Occupancy rose in all of our major markets with the exception of Las Vegas. All markets had positive net absorption, and Dallas, Houston, and Austin significantly outpaced 2005. Occupancy increases of 2.7 percentage points in Houston and 3.8 percentage points in Austin were particularly strong. Miami and Las Vegas remain very healthy markets even though gains slowed from the 2005 pace.
Office Market Absorption and Occupancy for Major Company Markets

	Economic Net		Economic Net
	Absorption(1)		Absorption(1)
	All Classes		Class A		Economic Occupancy(2)		Economic Occupancy(2)
	(in square feet)		(in square feet)		All Classes		Class A
Market	2006	2005	2006	2005	2006	2005	2006	2005
Dallas	3,514,000	549,000	2,707,000	1,250,000	78.3%	77.5%	82.6%	80.9%
Houston	5,814,000	1,007,000	4,443,000	(207,000)	85.8	83.1	88.4	83.7
Austin	1,966,000	1,177,000	1,300,000	458,000	88.3	84.5	89.7	83.7
Denver	2,473,000	2,761,000	1,672,000	887,000	85.6	84.5	88.1	85.5
Miami	778,000	1,998,000	692,000	757,000	92.7	91.4	92.0	88.7
Las Vegas	900,000	2,068,000	241,000	305,000	89.8	91.5	92.6	91.9

Sources:	CoStar Group for non-medical and non-owner-occupied buildings greater than 15,000 square feet (Dallas, Houston, Austin, Denver and Miami); Grubb & Ellis Las Vegas (Las Vegas).

(1)	Economic net absorption is the change in leased space from one period to another.

(2)	Economic occupancy reflects the occupancy of all tenants paying rent.
     One of the reasons for the improved occupancy in 2006 is that all of our major markets, except Dallas, have relatively low levels of Class A office construction and demand levels outpacing new supply. Dallas has an active development arena, about on par with demand levels. Most markets experienced increases in new supply delivered in 2006, and all of the major markets had much higher levels of space under construction at the end of 2006.

Office Market Construction Activity for Major Company Markets

	Office Space		Office Space		Office Space Under
	Completions		Completions		Construction
(in square feet)	All Classes		Class A		2006
Market	2006	2005	2006	2005	All Classes	Class A
Dallas	2,759,000	649,000	1,699,000	215,000	3,087,000	2,596,000
Houston	1,377,000	970,000	850,000	192,000	2,514,000	889,000
Austin	378,000	384,000	148,000	—	1,247,000	807,000
Denver	1,677,000	454,000	596,000	—	803,000	292,000
Miami	369,000	588,000	255,000	36,000	3,077,000	1,170,000
Las Vegas	2,956,000	2,569,000	—	365,000	2,821,000	1,187,000

Sources:	CoStar Group (Dallas, Houston, Austin, Denver and Miami); Restrepo Consulting Group, LLC (Las Vegas).
Competition
     Our Office Properties, primarily Class A properties located within the Southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs that offer space in similar classes of office properties (specifically Class A properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on our ability to lease space and maintain or increase occupancy or rents in our existing Office Properties. We believe, however, that the quality services and individualized attention that we offer our tenants, together with our active preventive maintenance program and superior building locations within markets, enhance our ability to attract and retain tenants for our Office Properties. In addition, as of December 31, 2006, on a weighted average basis, we owned approximately 12% of the Class A office space in the 26 submarkets in which we owned Class A office properties. We believe that ownership of a significant percentage of office space in a particular market reduces property operating expenses, enhances our ability to attract and retain tenants and potentially results in increases in our net income.
Diversified Tenant Base
     Our top ten tenants accounted for approximately 13.5% of our total Office Segment revenues as of December 31, 2006. The loss of major tenants could have a temporary adverse effect on our financial condition and results of operations until we are able to re-lease the space previously leased to these tenants. Based on rental revenues from office leases in effect as of December 31, 2006, no single tenant accounted for more than 2.5% of our total Office Segment revenues for 2006.
     In June 2005, we entered into an agreement with our then largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which terminated El Paso’s leases totaling 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007, and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. As of December 31, 2006, we have collected $35.0 million of the lease termination fee. For the years ended December 31, 2006 and 2005, we recognized $38.8 million and $8.5 million, respectively, in net termination fees, which includes accelerated termination fees and contractual full-service rents resulting from the re-lease of approximately 463,000 square feet. As of December 31, 2006, El Paso was current on all rent obligations.

Resort Residential Development Segment
Ownership Structure
     As of December 31, 2006, we owned equity interests of 98% to 100% in four Resort Residential Development Corporations and two limited partnerships which are consolidated. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part 30 active and planned upscale resort residential development properties, which we refer to as the Resort Residential Development Properties. The partnerships, for the majority of which we are not the general partner, are responsible for the continued development and the day-to-day operations of the Resort Residential Development Properties.
Competition and Market Information
     Our Resort Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums and townhouses. These developments focus primarily on the buying power of aging baby boomers. Management believes that the properties owned by Crescent Resort Development Inc., or CRDI, and Desert Mountain Development Corporation, or Desert Mountain, representing our most significant investments in Resort Residential Development Properties, contain certain features that provide competitive advantages to these developments.
     CRDI invests primarily in mountain resort residential real estate in Colorado and California, as well as in downtown Denver, Colorado. Management believes that the Properties owned by CRDI have limited direct competitors because of the projects’ locations, unique product offerings, limited land availability and restricted development rights.
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
     Resort residential development demand is highly dependent upon the national economy, home sales and, to a lesser extent, on mortgage interest rates. The national economy achieved healthy economic expansion in 2006 as a result of strong business growth, and mortgage rates rose only marginally (the 30-year average mortgage rate rose by 50 basis points in the first half of the year and then declined by the same in the second half). Nevertheless, the housing sector did slow down considerably. Our markets were somewhat impacted by the housing slowdown, but less than most primary housing markets. In general, we found that the volume of housing transactions declined in our markets, but the pricing held up well or improved. For example, in Eagle County, Colorado where a large CRDI resort development is located, sales volume fell 23% compared to 2005, but the average sales price climbed due to the rising percentage of high end sales in the area.
Resort/Hotel Segment
Ownership Structure
     As of December 31, 2006, we owned or had an interest in five luxury and destination fitness resorts and spas and three upscale business-class hotel properties, which we refer to as the Resort/Hotel Properties. We hold one of the Resort/Hotel Properties, the Fairmont Sonoma Mission Inn & Spa, through a joint venture arrangement, pursuant to which we own an 80.1% interest in the limited liability company, which is consolidated, that owns the property. We hold two of the Resort/Hotel Properties, Canyon Ranch Tucson and Canyon Ranch Lenox, through an unconsolidated joint-venture arrangement, pursuant to which we own a 48% interest in the limited liability companies that own the properties. The remaining five Resort/Hotel Properties are wholly-owned.
     Seven of the Resort/Hotel Properties are leased to taxable REIT subsidiaries that we own or in which we have an interest. The Omni Austin Hotel is leased to HCD Austin Corporation, an unrelated third party. Third-party operators manage all of the Resort/Hotel Properties.

Market Information
     Lodging demand is highly dependent upon the global economy and volume of business travel as well as leisure travel. The hospitality market has enjoyed three years of strong market recovery as measured by occupancy, room rates and revenue per available room, or RevPAR, (RevPAR is a combination of occupancy and room rates and is the chief measure of hotel market performance). In 2006, the national occupancy rate, as reported by Smith Travel Research, experienced a 0.3 percentage point increase to 63.4%, a 7.5% gain in RevPAR and a 7.0% rise in average daily room rates, or ADR. For the luxury section of the industry, the most comparable to our portfolio, hotel occupancy rose 1.2 percentage points to 71.4%, RevPAR climbed 11.7% and ADR increased 9.1% . New hotel construction is still very limited in the nation and in our markets, although it is rising. In 2006, the increase to total hotel supply in the United States was a low 0.6%. The luxury hotel inventory rose by 3.0%.
Competition
     We believe that our luxury and destination fitness resorts and spas are unique properties due to location, concept and high replacement cost, all of which create barriers for competition to enter. However, the luxury and destination fitness resorts and spas do compete against business-class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world. Our upscale business-class Resort/Hotel Properties in Denver, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels.
Temperature-Controlled Logistics Segment
Ownership Structure
     As of December 31, 2006, the Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT, which is unconsolidated. AmeriCold operates 104 facilities, of which 91 are wholly-owned or leased, one is partially-owned and 12 are managed for outside owners. The 92 owned or leased facilities, which we refer to as the Temperature-Controlled Logistics Properties, have an aggregate of approximately 497.8 million cubic feet (19.0 million square feet) of warehouse space. AmeriCold also owns one quarry and the related land.
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

     AmeriCold’s customers consist primarily of national, regional and local food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold’s largest customers includes:

Percentage of
2006 Segment Revenue
H.J. Heinz Company	17.9%
ConAgra Foods, Inc.	9.6
Altria Group Inc. (Kraft Foods)	5.7
Schwan Corp.	4.3
Tyson Foods, Inc.	4.1
General Mills, Inc.	3.5
Sara Lee Corp.	3.3
McCain Foods Limited	3.2
U.S. Government	3.1
Smithfield Companies Inc.	2.9
Wayne Farms LLC	2.6
Rich Products Corp.	2.4
Jack in the Box Inc.	2.3
J. R. Simplot Company	2.2
Other	32.9

Total	100.0%

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
Item 1A. Risk Factors
If we are unable to effectively implement the Strategic Plan, our business, financial condition, operating results and common share price could suffer.
     The implementation of the Strategic Plan requires us to complete sales of numerous properties and businesses, and effect a substantial reduction in our general and administrative expenses, which will include a significant reduction in personnel. No assurance can be given that we will be able to fully implement the Strategic Plan, or that the implementation will not have an adverse effect on our operations or financial condition. If we fail to implement the Strategic Plan, or if the implementation is longer, more costly or otherwise less successful than projected, we could be subject to various adverse consequences, including, but not limited to, the following:
•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the Strategic Plan, and may be unable to respond effectively to competitive pressures or take advantage of new business opportunities;

•	our decision to implement the Strategic Plan may cause harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;

•	our decision to implement the Strategic Plan requires cooperation of our strategic business partners, including our relationships with the management of Canyon Ranch and East West Partners;

•	regardless of our ability to consummate the Strategic Plan, we would remain liable for significant costs relating thereto, including, among others, severance and retention payments, and accounting, legal and financial advisory expenses; and

•	an announcement that we have abandoned or cannot fully implement the Strategic Plan could trigger a decline in our common share price to the extent that our share price reflects a market assumption that we will complete the Strategic Plan.
Our Strategic Plan calls for us to make substantial divestitures. We may be unable to make these divestitures on terms that are acceptable, or at all.
     We anticipate making a number of divestitures of our hotel and resort properties, our non-core office properties and our resort and residential development business in accordance with our Strategic Plan. Real estate investments generally cannot be sold quickly. Our ability to do so on favorable terms may be limited by the availability of interested purchasers and internal demand on our resources. We, and our advisors, may not be able to identify purchasers and negotiate acceptable terms on a timely basis or at all. We may not be able to sell these properties for a gain relative to current net book value of such properties. To the extent we are unable to sell these properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

Our failure to have an effective system of internal controls over financial reporting could hinder our ability to accurately or timely report our financial results, which could have an adverse effect on our business, results of operations or financial condition.
     Although we have received an opinion from our independent registered public accounting firm, Ernst & Young LLP, that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, our consolidated financial position, results of operations and cash flows for the periods indicated therein, our management concluded, as of December 31, 2006, that our internal control over financial reporting was not effective as a result of three incorrect accounting items, described further in Item 8, “Financial Statements and Supplementary Data”, Note 1, Organization and Basis of Presentation, that constituted material weaknesses. These accounting items, which are highly complex and subject to interpretation, have since been corrected. You should note that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and there can be no assurance that we will be able to maintain effective internal controls over financial reporting in the future. An ineffective control environment, if not remedied, could result in a misstatement of our financial statements that could cause a delay in periodic filings with the SEC and such delay could cause a violation of debt covenants.
We derive the substantial majority of our office rental revenues from geographically concentrated markets.
     As of December 31, 2006, approximately 66% of our office portfolio, based on total net rentable square feet, was located in the metropolitan areas of Houston and Dallas, Texas. Due to our geographic concentration in these metropolitan areas, any deterioration in economic conditions in the Houston or Dallas metropolitan areas, or in other geographic markets in which we in the future may acquire substantial assets, could adversely affect our results of operations and our ability to make distributions to our shareholders and could decrease our cash flow. In addition, we compete for tenants based on rental rates, attractiveness and location of a property and quality of maintenance and management services. An increase in the supply of properties competitive with ours in these markets could have a material adverse effect on our ability to attract and retain tenants in these markets.
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
     We maintain an allowance for doubtful accounts that is reviewed for adequacy by assessing such factors as the credit quality of our tenants, any delinquency in payment, historical trends and current economic conditions. If our assumptions regarding the collectibility of tenant accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in our earnings. Bad debt as a percentage of office rental revenue has averaged less than 0.3% over the last three years.
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
     As of December 31, 2006, leases of office space for approximately 2.0 million, 2.3 million and 2.5 million square feet, representing approximately 8.4%, 9.7% and 10.4% of net rentable area, expire in 2007, 2008 and 2009, respectively. During these same three years, leases of approximately 22.0% of the net rentable area of our office properties in Dallas and approximately 31.5% of the net rentable area of our office properties in Houston expire.
Our results of operations depends on the ability of El Paso Energy to meet its obligations pursuant to its lease termination agreement with us.
     In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which terminated El Paso’s leases totaling 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Original expirations for the space ranged from 2007 through 2014. Under the agreement, El Paso is required to pay in cash to us:
•	$65.0 million in termination fees in periodic installments through December 31, 2007 (of which $35.0 million has been received as of December 31, 2006, and is included in restricted cash in our Consolidated Balance Sheets as it is required to be escrowed with the lender); and

•	$62.0 million in rent according to original contractual lease terms from July 1, 2005, through December 31, 2007 (of which $39.8 million has been received as of December 31, 2006).
     If El Paso does not comply with the terms of the agreement, our revenues will decline, which will adversely affect our results of operations and reduce the cash available for distribution to our shareholders or the payment of our debt.
We may have limited flexibility in dealing with our jointly owned investments.
     Our organizational documents do not limit the amount of funds that we may invest in properties and assets jointly with other persons or entities. As of December 31, 2006, approximately 43% of the net rentable area of our office properties was held jointly with other persons or entities. In addition, three of our five Resort/Hotel properties, all of our Resort Residential Development properties and our Temperature-Controlled Logistics properties were owned jointly.

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
     We also have joint venture agreements that contain buy-sell clauses that could require us to buy or sell our interest at a time we do not deem favorable for financial or other reasons, including the availability of cash at such time and the impact of tax consequences resulting from any sale.
The management and leasing agreements under which we operate our Office Properties owned through joint ventures may be terminated after an initial period.
     We generally manage the day-to-day operations of our 17 properties held through joint ventures pursuant to separate management and leasing agreements. Under these agreements we receive fees for management of the properties and leasing commissions. The management and leasing agreements may be terminated, after an initial period of one to five years, by our partners in the joint ventures. The termination of one or more of the management and leasing agreements would result in the loss of the management fees and leasing commissions payable under such agreement or agreements.
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
     Some of our Resort Residential Development Corporations co-own Resort Residential Development properties in partnership with third parties, which are the developers of the properties. Our partner for the majority of our Resort Residential Development properties is Harry Frampton and his East West Partners development team. Our income from the development and sale of these properties may be adversely affected if East West Partners fails to control costs and provide quality services and workmanship or if it fails to maintain a quality brand name. In addition, although we have entered into agreements with East West Partners that contain limited non-competition provisions, at certain times and upon certain conditions, East West Partners may develop, and in some cases own or invest in, Resort Residential Development properties that compete with our properties, which may result in conflicts of interest. As a result, East West Partners may in the future make decisions regarding competing properties that would not be in our best interests. While we believe that we could find a replacement for East West Partners, the loss of its services could have an adverse effect on the financial performance of our Resort Residential Development Segment.

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
     We currently are developing, expanding or renovating some of our office or Resort/Hotel Properties. In addition, our Resort Residential Development Properties engage in the development of raw land and construction of single-family homes, condominiums, town homes and time-share units. These activities may be exposed to the following risks, each of which could adversely affect our results of operations and our ability to meet our obligations:
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
     We have a substantial amount of debt. As of December 31, 2006, we had approximately $2.3 billion of consolidated debt outstanding, of which approximately $1.5 billion was secured by approximately 57% of our gross total assets.
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
     Our secured debt generally contains customary covenants, including, among others, provisions:
•	relating to the maintenance of the property securing the debt;

•	relating to minimum acceptable insurance coverage on our properties;

•	restricting our ability to pledge assets or create other liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases; and

•	restricting our ability to enter into transactions with affiliates.
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
     In addition, certain covenants in our bank facilities require us and our subsidiaries to maintain certain financial ratios, which include minimum debt service ratios, maximum leverage ratios, maximum distributions on preferred and common shares and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio. The indentures under which our senior unsecured debt have been issued require us to meet thresholds for a number of customary financial and other covenants, including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets, in order to incur additional debt.
     Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.
Many factors affect the trading price of our shares.
     As with other publicly traded securities, the trading price of our shares will depend on a number of factors that change from time to time, including:
•	our financial condition, performance and prospects;

•	the market for similar securities;

•	additional issuance of other classes or series of our shares, particularly preferred shares, or the issuance of debt securities;

•	the amount of distributions paid on our common and preferred shares;

•	an announcement regarding future dividend pay-out ranges on our common shares;

•	general economic and financial market conditions; and

•	prevailing interest rates, increases in which may have a negative effect on the trading value of our preferred shares.
Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt securities and preferred shares.
     Of our approximately $2.3 billion of debt outstanding as of December 31, 2006, approximately $479.6 million bears interest at variable rates and is unhedged. We also may borrow additional funds at variable interest rates in the future. To mitigate part of this risk, we have entered, and in the future may enter into other transactions to limit our exposure to rising interest rates. Increases in interest rates, or the loss of the benefits of any interest rate hedging arrangements, would increase our interest expense on our variable rate debt, which could adversely affect cash flow and our ability to service our debt and meet our obligations. In addition, an increase in market interest rates may lead purchasers of our securities to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares.
The level of our distributions to our common shareholders is highly dependent on the implementation of our Strategic Plan.
     Lower occupancy levels, reduced rental rates, increased leasing costs and reduced revenues as a result of asset sales have had the effect of reducing our cash flow from operations. For year ended December 31, 2006, our cash flow from operations was insufficient to fully cover the distributions on our common shares. We funded this shortfall primarily with a combination of proceeds from asset sales and joint ventures and borrowings under our credit facility. While we believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred shares, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2007, if our Board of Trustees continues to declare distributions on our common shares at current levels, we expect that our cash flow from operations will continue to be insufficient to fully cover distributions to our common shareholders in 2007. We intend to use proceeds from asset sales and joint ventures pursuant to our Strategic Plan to cover this shortfall. In addition, as we implement our Strategic Plan, we intend to align our dividend with industry-accepted pay-out ranges to allow for retention of capital for growth.
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

The use of repurchase agreements to fund our mezzanine notes exposes us to risks.
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
     If a mezzanine loan defaults, we may not be able to fund the repurchase of the loan from our warehouse facility or the stabilization of the property by drawings under our credit facility which could cause liquidity concerns. If a default occurs under one of our mezzanine loans and, if financed under our warehouse facilities, it may need to be repurchased from the warehouse lender on two business days notice. If we do not have sufficient liquidity under our credit facility for funds to repurchase these loans, the counterparty may foreclose on all of the pledged assets in the facility. Even if, following a default on a mezzanine loan, we are able to foreclose on the collateral, which is a direct or indirect equity interest in an entity owning real property, we may need to commit substantial additional capital to stabilize the property and prevent defaults on other loans outstanding on the real property.
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
     In the future, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, due to events such as the September 11, 2001 terrorist attacks and the recent hurricanes in Louisiana, Mississippi and Florida, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including named storms and floods, or, if offered, the expense of obtaining these types of insurance may increase dramatically or may not be justifiable. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. In 2006, insurance companies lowered the amount of named storm insurance offered substantially, or, where offered, the expense increased dramatically. As a result, the amount of named storm coverage we obtained is significantly lower than 2005. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Events such as these could adversely affect our results of operations and our ability to meet our obligations.
     In addition, the debt we use to finance our properties includes covenants that require us to maintain designated levels of insurance coverage with insurers having minimum credit ratings. For example, certain of our loans secured by our coastal properties include requirements that we maintain minimum levels of named storm insurance. If we are unable to maintain insurance that meets the requirements of our lenders and if we are unable to amend or obtain waivers of those requirements, we could be in default under these loan agreements, which could have a material adverse effect on our business.
Competition for acquisitions and dispositions could adversely affect us.
     We may compete for available investment opportunities with entities that have greater liquidity or financial resources. Several real estate companies may compete with us in seeking properties for acquisition or land for development and prospective tenants, guests or purchasers. This competition may increase the costs of any acquisitions that we make and adversely affect our results of operations and our ability to meet our obligations by:
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
     We focus our investment strategy on investment opportunities and markets that offer attractive returns on our invested capital, primarily within our Office Property Segment, with a strategy of acquiring properties at a cost significantly below that which would be required to develop a comparable property. Acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:
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
     Our officers, particularly John Goff and Dennis H. Alberts, are critical to the management and direction of our business, and to our implementation of our Strategic Plan. Our future success depends, in large part, on our ability to retain these officers, our Trust Managers and other capable management personnel. We do not presently have employment agreements with any of our executive officers. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, including by making retention payments in connection with the Strategic Plan, our inability to do so could disrupt our operations, including implementation of our Strategic Plan. We do not have key-man life insurance for our executive officers.
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
     We have entered into various private placement transactions whereby units of limited partnership interests in our Operating Partnership were issued in exchange for properties or interests in properties. These units and interests are currently exchangeable for our common shares on the basis of two shares for each one unit or, at our option, an equivalent amount of cash. Upon exchange for our common shares, those common shares may be sold in the public market pursuant to registration rights. As of December 31, 2006, approximately 11,320,798 units were outstanding, 8,551,173 of which were exchangeable for 17,102,346 of our common shares or, at our option, an equivalent amount of cash. In addition, as of December 31, 2006, the Operating Partnership had outstanding options to acquire approximately 3,159,560 units, of which 482,408 were exercisable and exchangeable for 964,816 of our common shares or, at our option, an equivalent amount of cash. These options were exercisable at a weighted average exercise price of $34 per unit, or $17 per common share, with a weighted average remaining contractual life of five years. We have also reserved a number of common shares for issuance pursuant to our employee benefit plans, and such common shares will be available for sale from time to time. As of December 31, 2006, we had outstanding options to acquire approximately 4,562,950 common shares, of which approximately 4,266,446 options were exercisable at a weighted average exercise price of $20, with a weighted average remaining contractual life of three years. We cannot predict the effect that future sales of common shares, or the perception that such sales could occur, will have on the market prices of our equity securities.
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
Our results of operations and financial condition may be affected by a recently enacted law, which subjects us to the revised Texas franchise tax.
     On May 18, 2006, the Texas Governor signed into law HB 3, a franchise tax reform bill. The revised franchise tax, which will first be due in May 2008 based on 2007 financial results, will be a tax based on taxable margin (commonly referred to as the “Margin Tax”). Unlike the existing franchise tax, the Margin Tax will be imposed on substantially all businesses that have statutory liability protection, including Texas real estate investment trusts and limited partnerships, such as the Company and the Operating Partnership. Payment of the Margin Tax may adversely affect our results of operations and financial condition.
Item 1B. Unresolved Staff Comments.
     We have received no written comments from the Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2006, that remain unresolved.
Item 2. Properties
     We consider all of our Properties to be in good condition, well-maintained, suitable and adequate to carry on our business.
Office Properties
     As of December 31, 2006, we owned or had an interest in 71 Office Properties, located in 26 metropolitan submarkets in eight states, with an aggregate of approximately 27.6 million net rentable square feet. Our Office Properties are located primarily in the Houston and Dallas, Texas, metropolitan areas. As of December 31, 2006, our Office Properties in Houston and Dallas represented an aggregate of approximately 66% of our office portfolio based on total net rentable square feet (39% for Houston and 27% for Dallas).

Office Property Table (1)
     The following table shows, as of December 31, 2006, certain information about our Office Properties. In the table, CBD means central business district.

						Weighted
						Average Full-
						Service
						Rental Rate
					Economic	Per	Our
	No. of			Net Rentable	Occupancy	Occupied	Ownership
State, City, Property	Properties	Submarket	Year Completed	Area (Sq. Ft.)	Percentage	Sq. Ft. (2)	Percentage (1)
Texas
Dallas
The Crescent	2	Uptown/Turtle Creek	1985	1,299,522	98.5	34.49	24%
Fountain Place	1	CBD	1986	1,200,266	91.2	21.38	24%
Trammell Crow Center	1	CBD	1984	1,128,331	90.1	24.20	24%
Stemmons Place	1	Stemmons Freeway	1983	634,381	66.4	16.82	100%
Spectrum Center	1	Quorum/Bent Tree	1983	598,250	92.1	20.60	100%
125 E. John Carpenter Freeway	1	Las Colinas	1982	446,031	88.3	20.78	100%
The Aberdeen	1	Quorum/Bent Tree	1986	319,758	95.5	16.80	100%
MacArthur Center I & II	1	Las Colinas	1982/1986	298,161	81.0	19.01	100%
Stanford Corporate Centre	1	Quorum/Bent Tree	1985	274,684	88.5 (3)	21.29	100%
Palisades Central II	1	Richardson	1985	240,935	95.3	20.83	100%
3333 Lee Parkway	1	Uptown/Turtle Creek	1983	233,543	98.3	19.47	100%
The Addison	1	Quorum/Bent Tree	1981	215,016	100.0	23.09	100%
Palisades Central I	1	Richardson	1980	180,503	76.3	18.16	100%
Greenway II	1	Richardson	1985	154,329	99.9	18.03	100%
Greenway I & IA	2	Richardson	1983	146,704	74.7	16.64	100%

Subtotal/Weighted Average	17			7,370,414	89.9%	$23.38	63%

Fort Worth
Carter Burgess Plaza	1	CBD	1982	954,895	96.4%	$19.88	100%

Houston
Greenway Plaza	10	Greenway Plaza	1969-1982	4,348,052	86.5%	$19.67	100%
Houston Center	4	CBD	1974-1983	2,960,544	91.5	19.96	24%
Post Oak Central	3	West Loop/Galleria	1974-1981	1,279,759	96.7	20.90	24%
Fulbright Tower	1	CBD	1982	1,247,061	73.4 (3)	20.37	24%
Five Post Oak Park	1	West Loop/Galleria	1986	567,396	88.9	19.04	30%
BriarLake Plaza	1	Westchase	2000	502,410	87.3 (3)	24.61	30%

Subtotal/Weighted Average	20			10,905,222	87.7%	$20.17	55%

Austin
816 Congress	1	CBD	1984	433,024	77.3%	$20.81	100%
301 Congress Avenue	1	CBD	1986	418,338	82.1	23.03	50%
Austin Centre	1	CBD	1986	343,664	97.2	18.95	100%
The Avallon	3	Northwest	1993/1997	318,217	93.1	20.50	100%

Subtotal/Weighted Average	6			1,513,243	86.5%	$20.84	86%

Colorado
Denver Johns Manville Plaza	1	CBD	1978	675,400	91.5%	$19.84	100%
707 17th Street	1	CBD	1982	550,805	91.9	20.42	100%
Regency Plaza	1	Denver Technology Center	1985	309,862	86.5 (3)	18.76	100%
Peakview Tower	1	Greenwood Village	2001	264,149	91.4	24.05	100%
55 Madison	1	Cherry Creek	1982	137,176	93.8	19.03	100%
The Citadel	1	Cherry Creek	1987	130,652	92.4	24.94	100%
44 Cook	1	Cherry Creek	1984	124,174	81.2	18.87	100%

Subtotal/Weighted Average	7			2,192,218	90.5%	$20.56	100%

Colorado Springs
Briargate Office and Research Center	1	Northeast	1988	260,046	87.3%	$18.16	100%

Office Property Table — Continued (1)

							Weighted
							Average Full-
							Service
							Rental Rate
					Economic		Per		Our
	No. of			Net Rentable	Occupancy		Occupied		Ownership
State, City, Property	Properties	Submarket	Year Completed	Area (Sq. Ft.)	Percentage		Sq. Ft. (2)		Percentage (1)
Florida
Miami
Miami Center	1	CBD	1983	782,211	93.2	% (3)	$32.44		40%
Datran Center	2	Kendall/Dadeland	1986/1988	476,412	94.3		29.01		100%
The Alhambra	2	Coral Gables	1961/1987	325,005	92.0		30.47		100%
The BAC — Colonnade Building	1	Coral Gables	1989	218,170	89.6		33.40		100%

Subtotal/Weighted Average	6			1,801,798	92.8%		$31.28		74%

California
Orange County
Dupont Centre	1	Airport Office Area	1986	250,782	97.3%		$27.41		100%

Nevada
Las Vegas
Hughes Center	8	Central East	1986 - 1999	1,111,388	97.5%		$33.60		100%

Georgia
Atlanta
One Buckhead Plaza	1	Buckhead	1987	461,669	91.3%		$30.48		35%
One Live Oak	1	Buckhead	1981	201,488	88.7		24.24		100%

Subtotal/Weighted Average	2			663,157	90.5%		$28.62		55%

Washington
Seattle
Exchange Building	1	CBD	1930/2001	295,515	99.0%		$24.57		100%

Total Office Portfolio Excluding Properties Not Stabilized	70			27,318,678	89.8	% (3)	$22.78	(4)	68%

PROPERTIES NOT STABILIZED

Arizona
Phoenix
Financial Plaza (5)	1	Mesa	1986	309,983	80.6%		$25.06		100%

Total Office Portfolio	71			27,628,661					69%

(1)	Office Property Table data is presented without adjustments to reflect our actual ownership percentage in joint ventured properties. Our actual ownership percentage in each property has been included for informational purposes.

(2)	Calculated in accordance with GAAP based on base rent payable as of December 31, 2006, giving effect to free rent and scheduled rent increases and including adjustments for expenses payable by or reimbursable from customers. The weighted average full-service rental rate for the El Paso lease (Greenway Plaza, Houston, Texas) reflects weighted average full-service rental rate over the shortened term (due to lease termination effective as of December 31, 2007) and excludes the impact of the net lease termination fee being amortized into revenue through December 31, 2007.

(3)	Leases have been executed at certain Office Properties but had not commenced as of December 31, 2006. If such leases had commenced as of December 31, 2006, the percent leased for Office Properties would have been 92.6%. Properties whose percent leased exceeds economic occupancy by 5 percentage points or more are as follows: Stanford Corporate Centre — 94.1%, Fullbright Tower — 91.7%, BriarLake Plaza — 97.3, Regency Plaza — 93.8% and Miami Center — 98.8%.

(4)	The weighted average full-service cash rental rate per square foot calculated based on base rent payable for Office Properties as of December 31, 2006, without giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP but including adjustments for expenses paid by or reimbursed from customers is $22.55.

(5)	Property statistics exclude Financial Plaza (acquired January 2006). This office property will be included in portfolio statistics once stabilized. Stabilization is deemed to occur upon the earlier of (a) achieving 90% occupancy, (b) one year following the acquisition date or date placed in service (related to developments), or (c) two years following the acquisition date for properties which are being repositioned.

     The following table shows, as of December 31, 2006, the principal businesses conducted by the tenants at our Office Properties, based on tenants’ applicable 2-digit NAICS Code. Based on rental revenues from office leases in effect as of December 31, 2006, no single tenant accounted for more than 2.5% of our total Office Segment revenues for 2006.

Percent of
Industry Sector	Leased Sq. Ft.
Professional and Business Services	32%
Financial Activities	27
Natural Resources, Mining, Construction	18
Information	5
Trade, Transportation, Utilities	4
Public Administration	4
Manufacturing	4
Leisure and Hospitality	4
Education and Health Services	1
Other Services	1

Total Leased	100%

Aggregate Lease Expirations of Office Properties
     The following tables show schedules of lease expirations for leases in place as of December 31, 2006, for our total Office Properties and for Dallas, Houston and Austin, Texas; Denver, Colorado; Miami, Florida and Las Vegas, Nevada, individually, for each of the 10 years beginning 2007.

Total Office Portfolio

	Square			Square			Crescent’s		% of	Annual
	Footage of		Signed	Footage of			Share of	Annual	Annual	Expiring	Number of
	Expiring		Renewals	Expiring		% of	Expiring	Full-Service	Full-	PSF	Customers
	Leases		and Relets	Leases		Square	Square Footage	Rent Under	Service	Full-	With
Year of Lease	(Before Renewals		of Expiring	(After Renewals		Footage	(After Renewals	Expiring	Rent	Service	Expiring
Expiration	and Relets) (1)		Leases (2)	and Relets) (1)		Expiring	and Relets)	Leases (3)	Expiring	Rent (3)	Leases
Q1 2007	1,529,501		(1,008,685)	520,816		2.2	356,887	$9,271,512	1.7	$17.80	192
Q2 2007	676,701		(250,959)	425,742		1.8	262,548	9,644,046	1.8	22.65	76
Q3 2007	401,377		(109,255)	292,122		1.2	238,632	6,654,607	1.2	22.78	65
Q4 2007	597,153		173,046	770,199		3.2	426,478	18,354,467	3.3	23.83	63

Total 2007	3,204,732	(4)	(1,195,853)	2,008,879	(4)	8.4%	1,284,545	$43,924,632	8.0%	$21.87	396

Q1 2008	1,123,514		(43,782)	1,079,732		4.5	927,689	$24,763,642	4.5	$22.93	64
Q2 2008	458,494		(15,598)	442,896		1.8	366,677	10,610,394	1.9	23.96	73
Q3 2008	422,896		(48,346)	374,550		1.6	234,722	8,845,813	1.6	23.62	73
Q4 2008	479,305		(55,774)	423,531		1.8	337,022	10,120,853	1.8	23.90	80

Total 2008	2,484,209		(163,500)	2,320,709		9.7%	1,866,110	$54,340,702	9.8%	$23.42	290

2009	2,581,216		(73,993)	2,507,223		10.4	1,714,536	$58,488,832	10.6	$23.33	301
2010	2,111,239		169,775	2,281,014		9.5	1,462,189	55,193,305	10.0	24.20	250
2011	2,232,042		44,709	2,276,751		9.4	1,633,071	56,202,831	10.2	24.69	235
2012	1,498,307		317,784	1,816,091		7.5	1,410,079	41,972,305	7.6	23.11	111
2013	1,942,939		129,854	2,072,793		8.6	1,563,202	47,746,034	8.7	23.03	93
2014	3,273,247		187,140	3,460,387		14.3	2,172,475	72,301,983	13.1	20.89	48
2015	1,720,570		29,531	1,750,101		7.3	1,281,374	40,189,224	7.3	22.96	60
2016	1,213,952		11,713	1,225,665		5.1	539,239	29,272,813	5.3	23.88	59
2017 and thereafter	1,853,425		542,840	2,396,265		9.8	1,450,899	50,610,106	9.4	21.12	36

Total	24,115,878		—	24,115,878	(5)	100.0%	16,377,719	$550,242,767	100.0%	$22.82	1,879

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals and relets extend the expiration dates of in-place leases to the end of the renewed or relet term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals and relets), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2006 leases totaling 1,825,691 square feet (including relets and renewals of 1,195,853 square feet and new leases of 629,838 square feet) have been signed and will commence during 2007. These signed leases represent approximately 57% of gross square footage expiring during 2007. Expiring square footage includes 247,361 square feet of month-to-month leases.

(5)	Reconciliation of Occupied SF to Net Rentable Area:

Occupied SF Per Above:	24,115,878
Non-revenue Generating Space:	405,938

Total Occupied Office SF:	24,521,816
Total Vacant SF:	2,796,862

Total Stabilized Office NRA:	27,318,678

Dallas Office Properties (1)

	Square			Square				% of	Annual
	Footage of		Signed	Footage of			Annual	Annual	Expiring	Number of
	Expiring		Renewals	Expiring		% of	Full-Service	Full-	PSF	Customers
	Leases		and Relets	Leases		Square	Rent Under	Service	Full-	With
Year of Lease	(Before Renewals		of Expiring	(After Renewals		Footage	Expiring	Rent	Service	Expiring
Expiration	and Relets) (1)		Leases (2)	and Relets) (1)		Expiring	Leases (3)	Expiring	Rent (3)	Leases
Q1 2007	458,157		(403,976)	54,181		0.8	$1,265,432	0.8	$23.36	33
Q2 2007	106,697		(15,259)	91,438		1.4	1,743,619	1.1	19.07	16
Q3 2007	87,395		(39,350)	48,045		0.7	844,161	0.5	17.57	11
Q4 2007	76,704		316,377	393,081		6.0	9,398,804	6.1	23.91	9

Total 2007	728,953	(4)	(142,208)	586,745	(4)	8.9%	$13,252,016	8.5	$22.59	69

Q1 2008	144,242		1,388	145,630		2.2	$3,596,739	2.3	$24.70	13
Q2 2008	90,001		1,579	91,580		1.4	2,158,883	1.4	23.57	17
Q3 2008	79,743		(9,650)	70,093		1.1	1,493,525	1.0	21.31	20
Q4 2008	110,721		(17,109)	93,612		1.4	1,967,611	1.3	21.02	22

Total 2008	424,707		(23,792)	400,915		6.1%	$9,216,758	6.0	$22.99	72

2009	459,179		(1,411)	457,768		7.0	$11,745,207	7.6	$25.66	54
2010	640,621		12,222	652,843		10.0	16,302,254	10.6	24.97	59
2011	469,972		(65,847)	404,125		6.2	10,331,270	6.7	25.56	38
2012	340,047		46,526	386,573		5.9	8,461,619	5.5	21.89	32
2013	503,065		80,544	583,609		8.9	14,362,393	9.3	24.61	26
2014	630,572		7,922	638,494		9.7	14,440,942	9.4	22.62	13
2015	936,483		17,599	954,082		14.6	22,054,983	14.3	23.12	22
2016	204,867		—	204,867		3.1	5,809,013	3.8	28.36	14
2017 and thereafter	1,214,468		68,445	1,282,913		19.6	27,753,961	18.3	21.63	13

Total	6,552,934		—	6,552,934		100.0%	$153,730,416	100.0	$23.46	412

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals and relets extend the expiration dates of in-place leases to the end of the renewed or relet term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals and relets), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2006 leases totaling 201,481 square feet (including relets and renewals of 142,208 square feet and new leases of 59,273 square feet) have been signed and will commence during 2007. These signed leases represent approximately 28% of gross square footage expiring during 2007. Expiring square footage includes 14,018 square feet of month-to-month leases.

Houston Office Properties

	Square			Square				% of	Annual
	Footage of		Signed	Footage of			Annual	Annual	Expiring	Number of
	Expiring		Renewals	Expiring		% of	Full-Service	Full-	PSF	Customers
	Leases		and Relets	Leases		Square	Rent Under	Service	Full-	With
Year of Lease	(Before Renwals		of Expiring	(After Renewals		Footage	Expiring	Rent	Service	Expiring
Expiration	and Relets) (1)		Leases (2)	and Relets) (1)		Expiring	Leases (3)	Expiring	Rent (3)	Leases
Q1 2007	789,946		(502,076)	287,870		3.1	$4,428,987	2.4	$15.39	95
Q2 2007	343,944		(163,389)	180,555		1.9	3,577,680	1.9	19.81	21
Q3 2007	176,376		(65,187)	111,189		1.2	2,197,816	1.2	19.77	21
Q4 2007	173,733		(27,070)	146,663		1.6	2,969,467	1.6	20.25	24

Total 2007	1,483,999	(4)	(757,722)	726,277	(4)	7.8%	$13,173,950	7.1%	$18.14	161

Q1 2008	816,224		(20,516)	795,708		8.4	$17,387,899	9.2	$21.85	24
Q2 2008	110,715		4,779	115,494		1.2	2,270,779	1.2	19.66	20
Q3 2008	217,357		(33,057)	184,300		2.0	3,995,546	2.1	21.68	25
Q4 2008	180,656		(7,927)	172,729		1.8	3,602,549	1.9	20.86	26

Total 2008	1,324,952		(56,721)	1,268,231		13.4%	$27,256,773	14.4%	$21.49	95

2009	965,859		103	965,962		10.3	$18,567,268	9.9	$19.22	100
2010	548,711		107,150	655,861		7.0	12,697,593	6.7	19.36	80
2011	750,787		21,350	772,137		8.2	15,434,732	8.2	19.99	78
2012	601,136		138,685	739,821		7.9	15,697,606	8.3	21.22	36
2013	449,801		24,078	473,879		5.0	9,845,448	5.2	20.78	15
2014	1,829,951		102,963	1,932,914		20.5	38,897,610	20.6	20.12	16
2015	372,354		—	372,354		4.0	6,963,821	3.7	18.70	14
2016	723,018		11,713	734,731		7.8	15,736,199	8.4	21.42	28
2017 and thereafter	372,754		408,401	781,155		8.1	14,175,940	7.5	18.15	9

Total	9,423,322		—	9,423,322		100.0%	$188,446,940	100.0%	$20.00	632

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals and relets extend the expiration dates of in-place leases to the end of the renewed or relet term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals and relets), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2006 leases totaling 1,202,482 square feet (including relets and renewals of 757,722 square feet and new leases of 444,760 square feet) have been signed and will commence during 2007. These signed leases represent approximately 81% of gross square footage expiring during 2007. Expiring square footage includes 144,374 square feet of month-to-month leases.
Austin Office Properties

	Square			Square				% of	Annual
	Footage of		Signed	Footage of			Annual	Annual	Expiring	Number of
	Expiring		Renewals	Expiring		% of	Full-Service	Full-	PSF	Customers
	Leases		and Relets	Leases		Square	Rent Under	Service	Full-	With
Year of Lease	(Before Renewals		of Expiring	(After Renewals		Footage	Expiring	Rent	Service	Expiring
Expiration	and Relets) (1)		Leases (2)	and Relets) (1)		Expiring	Leases (3)	Expiring	Rent (3)	Leases
Q1 2007	72,878		(17,512)	55,366		4.3	$706,809	2.6	$12.77	13
Q2 2007	9,904		1,484	11,388		0.9	204,182	0.8	17.93	3
Q3 2007	12,386		(1,824)	10,562		0.8	196,659	0.7	18.62	5
Q4 2007	23,405		—	23,405		1.8	494,407	1.8	21.12	6

Total 2007	118,573	(4)	(17,852)	100,721	(4)	7.8%	$1,602,057	5.9%	$15.91	27

Q1 2008	10,313		—	10,313		0.8	$160,125	0.6	$15.53	5
Q2 2008	4,788		—	4,788		0.4	104,876	0.4	21.90	3
Q3 2008	20,061		—	20,061		1.6	491,386	1.8	24.49	8
Q4 2008	32,708		—	32,708		2.5	877,009	3.2	26.81	4

Total 2008	67,870		—	67,870		5.3%	$1,633,396	6.0%	$24.07	20

2009	199,764		(48,767)	150,997		11.8	$3,371,645	12.5	$22.33	26
2010	163,394		16,028	179,422		14.0	3,422,001	12.7	19.07	26
2011	102,375		50,591	152,966		11.9	3,589,116	13.3	23.46	15
2012	67,188		—	67,188		5.2	1,501,417	5.6	22.35	8
2013	105,228		—	105,228		8.2	2,220,392	8.2	21.10	9
2014	253,980		—	253,980		19.8	5,517,181	20.4	21.72	4
2015	129,488		—	129,488		10.1	2,610,609	9.7	20.16	10
2016	67,509		—	67,509		5.3	1,288,715	4.8	19.09	3
2017 and thereafter	9,434		—	9,434		0.6	247,413	0.9	26.23	1

Total	1,284,803		—	1,284,803		100.0%	$27,003,942	100.0%	$21.02	149

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals and relets extend the expiration dates of in-place leases to the end of the renewed or relet term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals and relets), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2006 leases totaling 38,127 square feet (including relets and renewals of 17,852 square feet and new leases of 20,275 square feet) have been signed and will commence during 2007. These signed leases represent approximately 32% of gross square footage expiring during 2007. Expiring square footage includes 35,417 square feet of month-to-month leases.

Denver Office Properties

	Square			Square				% of	Annual
	Footage of		Signed	Footage of			Annual	Annual	Expiring	Number of
	Expiring		Renewals	Expiring		% of	Full-Service	Full-	PSF	Customers
	Leases		and Relets	Leases		Square	Rent Under	Service	Full-	With
Year of Lease	(Before Renewals		of Expiring	(After Renewals		Footage	Expiring	Rent	Service	Expiring
Expiration	and Relets) (1)		Leases (2)	and Relets) (1)		Expiring	Leases (3)	Expiring	Rent (3)	Leases
Q1 2007	64,250		(34,159)	30,091		1.5	$507,542	1.2	$16.87	13
Q2 2007	18,646		(5,993)	12,653		0.6	300,929	0.7	23.78	4
Q3 2007	16,298		549	16,847		0.9	328,868	0.8	19.52	3
Q4 2007	14,214		(7,955)	6,259		0.3	134,015	0.3	21.41	2

Total 2007	113,408	(4)	(47,558)	65,850	(4)	3.3%	$1,271,354	3.0%	$19.31	22

Q1 2008	46,161		(23,079)	23,082		1.2	$528,713	1.3	$22.91	6
Q2 2008	132,980		(3,877)	129,103		6.6	2,956,407	7.2	22.90	6
Q3 2008	18,610		—	18,610		0.9	396,545	1.0	21.31	3
Q4 2008	12,700		(2,978)	9,722		0.5	220,596	0.5	22.69	4

Total 2008	210,451		(29,934)	180,517		9.2%	$4,102,261	10.0%	$22.73	19

2009	234,658		(52,720)	181,938		9.2	$3,729,509	9.1	$20.50	26
2010	198,027		20,537	218,564		11.1	4,810,970	11.8	22.01	18
2011	200,877		7,615	208,492		10.6	4,562,349	11.1	21.88	22
2012	180,482		83,980	264,462		13.4	5,995,876	14.7	22.67	12
2013	160,969		(57,190)	103,779		5.3	2,138,630	5.2	20.61	9
2014	444,840		73,210	518,050		26.3	10,368,492	25.3	20.01	5
2015	18,637		—	18,637		0.9	372,567	0.9	19.99	3
2016	64,075		—	64,075		3.3	1,073,124	2.6	16.75	3
2017 and thereafter	144,050		2,060	146,110		7.4	2,498,672	6.3	17.10	5

Total	1,970,474		—	1,970,474		100.0%	$40,923,804	100.0%	$20.77	144

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals and relets extend the expiration dates of in-place leases to the end of the renewed or relet term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals and relets), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2006 new leases totaling 88,007 square feet (including relets and renewals of 47,558 square feet and new leases of 40,449 square feet) have been signed and will commence during 2007. These signed leases represent approximately 78% of gross square footage expiring during 2007. Expiring square footage includes 6,751 square feet of month-to-month leases.
Miami Office Properties

	Square			Square				% of	Annual
	Footage of		Signed	Footage of			Annual	Annual	Expiring	Number of
	Expiring		Renewals	Expiring		% of	Full-Service	Full-	PSF	Customers
	Leases		and Relets	Leases		Square	Rent Under	Service	Full-	With
Year of Lease	(Before Renewals		of Expiring	(After Renewals		Footage	Expiring	Rent	Service	Expiring
Expiration	and Relets) (1)		Leases (2)	and Relets) (1)		Expiring	Leases (3)	Expiring	Rent (3)	Leases
Q1 2007	71,586		(18,295)	53,291		3.2	$1,419,646	2.7	$26.64	22
Q2 2007	86,478		(9,610)	76,868		4.6	2,415,668	4.6	31.43	20
Q3 2007	23,791		—	23,791		1.4	678,535	1.3	28.52	8
Q4 2007	47,727		(22,905)	24,822		1.5	643,332	1.2	25.92	3

Total 2007	229,582	(4)	(50,810)	178,772	(4)	10.7%	$5,157,181	9.8%	$28.85	53

Q1 2008	18,764		(1,249)	17,515		1.1	$555,165	1.1	$31.70	5
Q2 2008	29,853		5,995	35,848		2.2	1,120,978	2.1	31.27	9
Q3 2008	21,544		—	21,544		1.3	664,396	1.3	30.84	6
Q4 2008	61,354		(11,114)	50,240		3.0	1,480,178	2.8	29.46	13

Total 2008	131,515		(6,368)	125,147		7.6%	$3,820,717	7.3%	$30.53	33

2009	338,219		(6,043)	332,176		20.0	$9,882,868	18.8	$29.75	40
2010	279,776		2,072	281,848		17.0	9,137,800	17.4	32.42	25
2011	147,857		16,049	163,906		9.9	5,298,991	10.1	32.33	23
2012	98,434		5,524	103,958		6.3	3,629,533	6.9	34.91	7
2013	85,113		2,000	87,113		5.3	2,774,422	5.3	31.85	11
2014	36,952		—	36,952		2.2	1,054,130	2.0	28.53	2
2015	110,242		11,932	122,174		7.4	3,995,035	7.6	32.70	4
2016	108,226		—	108,226		6.5	3,805,138	7.3	35.16	7
2017 and thereafter	92,440		25,644	118,084		7.1	3,909,838	7.5	33.11	6

Total	1,658,356		—	1,658,356		100.0%	$52,465,653	100.0%	$31.64	211

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals and relets extend the expiration dates of in-place leases to the end of the renewed or relet term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals and relets), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2006 leases totaling 99,189 square feet (including relets and renewals of 50,810 square feet and new leases of 48,379 square feet) have been signed and will commence during 2007. These signed leases represent approximately 43% of gross square footage expiring during 2007. Expiring square footage includes 25,936 square feet of month-to-month leases.

Las Vegas Office Properties

	Square			Square				%of	Annual
	Footage of		Signed	Footage of			Annual	Annual	Expiring	Number of
	Expiring		Renewals	Expiring		%of	Full-Service	Full-	PSF	Customers
	Leases		and Relets	Leases		Square	Rent Under	Service	Full-	With
Year of Lease	(Before Renewals		of Expiring	(After Renewals		Footage	Expiring	Rent	Service	Expiring
Expiration	and Relets) (1)		Leases (2)	and Relets) (1)		Expiring	Leases (3)	Expiring	Rent (3)	Leases
Q1 2007	33,578		(12,051)	21,527		2.0	$608,101	1.7	$28.25	4
Q2 2007	38,769		(29,392)	9,377		0.9	267,854	0.7	28.56	2
Q3 2007	55,483		—	55,483		5.2	1,695,604	4.7	30.56	9
Q4 2007	58,908		(10,426)	48,482		4.5	1,580,136	4.3	32.59	10

Total 2007	186,738	(4)	(51,869)	134,869	(4)	12.6%	$4,151,695	11.4%	$30.78	25

Q1 2008	56,474		1,659	58,133		5.4	$1,821,333	5.0	$31.33	3
Q2 2008	35,795		—	35,795		3.3	1,203,659	3.3	33.63	7
Q3 2008	15,505		—	15,505		1.4	487,676	1.3	31.45	4
Q4 2008	56,048		—	56,048		5.2	1,756,564	4.8	31.34	6

Total 2008	163,822		1,659	165,481		15.3%	$5,269,232	14.4%	$31.84	20

2009	165,447		977	166,424		15.5	$5,469,670	15.0	$32.87	21
2010	107,440		2,757	110,197		10.2	3,676,593	10.1	33.36	15
2011	259,486		—	259,486		24.1	9,350,976	25.7	36.04	27
2012	35,380		21,119	56,499		5.2	2,018,546	5.5	35.73	3
2013	62,581		—	62,581		5.8	2,207,007	6.1	35.27	7
2014	19,295		—	19,295		1.8	605,642	1.7	31.39	2
2015	43,116		—	43,116		4.0	1,373,599	3.8	31.86	1
2016	33,533		—	33,533		3.1	1,268,591	3.5	37.83	2
2017 and thereafter	—		25,357	25,357		2.4	1,029,356	2.8	40.59	—

Total	1,076,838		—	1,076,838		100.0%	$36,420,907	100.0%	$33.82	123

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals and relets extend the expiration dates of in-place leases to the end of the renewed or relet term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals and relets), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2006 leases totaling 58,652 square feet (including relets and renewals of 51,869 square feet and new leases of 6,783 square feet) have been signed and will commence during 2007. These signed leases represent approximately 31% of gross square footage expiring during 2007. Expiring square footage includes 8,399 square feet of month-to-month leases.
Other Office Properties

	Square			Square				% of	Annual
	Footage of		Signed	Footage of			Annual	Annual	Expiring	Number of
	Expiring		Renewals	Expiring		% of	Full-Service	Full-	PSF	Customers
	Leases		and Relets	Leases		Square	Rent Under	Service	Full-	With
Year of Lease	(Before Renewals		of Expiring	(After Renewals		Footage	Expiring	Rent	Service	Expiring
Expiration	and Relets) (1)		Leases (2)	and Relets) (1)		Expiring	Leases (3)	Expiring	Rent (3)	Leases
Q1 2007	39,106		(20,616)	18,490		0.9	$334,995	0.7	$18.12	12
Q2 2007	72,263		(28,800)	43,463		2.0	1,134,114	2.2	26.09	10
Q3 2007	29,648		(3,443)	26,205		1.2	712,964	1.4	27.21	8
Q4 2007	202,462		(74,975)	127,487		5.9	3,134,306	6.1	24.59	9

Total 2007	343,479	(4)	(127,834)	215,645	(4)	10.0%	$5,316,379	10.4%	$24.65	39

Q1 2008	31,336		(1,985)	29,351		1.4	$713,668	1.4	$24.31	8
Q2 2008	54,362		(24,074)	30,288		1.4	794,812	1.6	26.24	11
Q3 2008	50,076		(5,639)	44,437		2.1	1,316,739	2.6	29.63	7
Q4 2008	25,118		(16,646)	8,472		0.4	216,346	0.4	25.54	5

Total 2008	160,892		(48,344)	112,548		5.3%	$3,041,565	6.0%	$27.02	31

2009	218,090		33,868	251,958		11.7	$5,722,665	11.2	$22.71	34
2010	173,270		9,009	182,279		8.5	5,146,094	10.0	28.23	27
2011	300,688		14,951	315,639		14.7	7,635,397	14.9	24.19	32
2012	175,640		21,950	197,590		9.2	4,667,708	9.1	23.62	13
2013	576,182		80,422	656,604		30.6	14,197,742	27.7	21.62	16
2014	57,657		3,045	60,702		2.8	1,417,986	2.8	23.36	6
2015	110,250		—	110,250		5.1	2,818,610	5.5	25.57	6
2016	12,724		—	12,724		0.6	292,033	0.6	22.95	2
2017 and thereafter	20,279		12,933	33,212		1.5	994,926	1.8	29.96	2

Total	2,149,151		—	2,149,151		100.0%	$51,251,105	100.0%	$23.85	208

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals and relets extend the expiration dates of in-place leases to the end of the renewed or relet term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals and relets), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2006 leases totaling 137,753 square feet (including relets and renewals of 127,834 square feet and new leases of 9,919 square feet) have been signed and will commence during 2007. These signed leases represent approximately 40% of gross square footage expiring during 2007. Expiring square feet includes 12,466 square feet of month-to-month leases.

Resort Residential Development Properties
     The following table shows certain information as of December 31, 2006, relating to the Resort Residential Development Properties.

										Proposed
									Average	Average
		Our		Planned			Under	Physical	Sales Price	Sales Price
		Preferred		Sales	Closed	Remaining	Development	Inventory	on Closed	on Remaining
		Return/Economic	Product	Lots/Units/	Lots/Units/	Lots/Units/	Lots/Units/	Lots/Units/	Lots/Units/	Lots/Units/
Corporation / Project	Location	Ownership (1)	Type (2)	Acres	Acres	Acres	Acres	Acres	Acres (3)	Acres

Desert Mountain Development Corporation
Desert Mountain (4)	Scottsdale, AZ	93%	SF, SH, TH B	2,489	2,415	74 (5)	—	42	749	2,781
Custom Lots
Homes

Crescent Resort Development Inc.
Tahoe Mountain Resorts
Northstar Village
Big Horn and Catamount	Lake Tahoe, CA	13%/57%	CO S	113	21	92	92	—	1,862	1,331
Identified Future Projects	Lake Tahoe, CA	13%/23%-57%	TH S, TS S	133	—	133	—	—	—	3,210
Northstar Highlands
Northstar Trailside Townhomes	Lake Tahoe, CA	13%/57%	TH S	16	—	16	6	—	—	3,718
Northstar Ritz Condos	Lake Tahoe, CA	13%/23%	CO S	84	—	84	23	—	—	4,189
Highlands Acreage	Lake Tahoe, CA	13%/23%	ACR	4.8	—	4.8	—	4.8	—	4,688
Identified Future Projects	Lake Tahoe, CA	13%/57%	CO, TH, TS S	1,272	—	1,272	—	—	—	2,680
Old Greenwood
Units	Lake Tahoe, CA	13%/71%	TH B	19	15	4	—	4	1,428	938
Fractional Units(6)	Lake Tahoe, CA	13%/71%	TS S	146.00	42.12	103.88	11.00	30.00	1,922	2,185
Gray’s Crossing
Lots	Lake Tahoe, CA	13%/71%	SF B	377	254	123	84	39	314	421
Units(8)	Lake Tahoe, CA	13%/71%	CO B	170	—	170	—	—	—	412

Denver Development
Creekside Townhomes at Riverfront Park	Denver, CO	12%/64%	TH P	23	21	2	—	2	737	1,107
Brownstones (Phase I)	Denver, CO	12%/64%	TH P	16	14	2	—	2	1,634	1,582
Delgany	Denver, CO	12%/64%	CO P	42	38	4	—	4	673	835
One Riverfront	Denver, CO	12%/56%	CO P	50	—	50	50	—	—	843
Identified Future Projects	Denver, CO	12%/56%-64%	TH, CO B	328	—	328	—	—	—	754
Downtown Acreage	Denver, CO	12%/64%	ACR	6.76	—	6.76	—	6.76	—	4,350

Mountain and Other Development
Eagle Ranch	Eagle, CO	12%/76%	SF P	1,398	1,198	200	65	135	89	168
Main Street Station Vacation Club (7)	Breckenridge, CO	12%/30%	TS S	42.00	30.93	11.07	—	11.07	1,221	1,055
Riverbend	Charlotte, NC	12%/68%	SF P	659	491	168	144	24	31	39
Three Peaks	Silverthorne, CO	12%/49%	SF S	325	312	13	—	13	193	281
Village Walk	Beaver Creek, CO	12%/58%	TH S	26	5	21	21	—	5,907	5,205
The Residences at Park Hyatt Beaver Creek (7)	Beaver Creek, CO	N/A/91%	TS S	15.00	3.10	11.90	—	11.90	4,554	3,573
Beaver Creek Landing	Beaver Creek, CO	12%/59%	CO B	52	—	52	52	—	—	1,250
Riverfront Village	Beaver Creek, CO	12%/27%	CO, TH B	311	—	311	210	—	—	1,112
Identified Future Projects	Colorado	12%/30%-64%	CO S	81	—	81	—	—	—	2,096

Houston Area Development Corp.
Spring Lakes	Houston, TX	98%	SF P	497	477	20	—	20	$35	$44

Crescent Plaza Residential
The Residences at the Ritz-Carlton (Phase I)	Dallas, TX	100%	CO	70	—	70	70	—	$—	$1,902
The Tower Residences and Regency Row (Phase II)	Dallas, TX	100%	CO, TH P	100	—	100	—	—	—	1,548 (8)

(1)	We receive our invested capital plus a preferred return on our invested capital before profits are allocated to the partners based on ownership percentage. Some projects listed assume an equity partner will participate.

(2)	SF (Single-Family Lot); CO (Condominium); TH (Townhome); TS (Timeshare Equivalent Unit); ACR (Acreage); and SH (Single-Family Home). Superscript items represent P (Primary residence); S (Secondary residence); and B (Both Primary and Secondary residence)

(3)	Based on lots, units, and acres closed during our ownership period.

(4)	Average Sales Price includes golf membership, which as of December 31, 2006 is $0.3 million.

(5)	As of December 31, 2006 there were 57 units and 17 lots in inventory or planned for development.

(6)	Selling 17 shares per unit.

(7)	Selling 20 shares per unit.

(8)	Proposed Average Sales Price for The Tower Residences and Regency Row excludes the four Regency Row townhomes, which are expected to have a range in price of $7.0 million to $8.0 million.

Resort/Hotel Properties(1)
     The following table shows certain information for the years ended December 31, 2006 and 2005, with respect to our Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for the Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

					For the year ended December 31,
									Revenue
					Average		Average		Per
		Year			Occupancy		Daily		Available
		Completed/			Rate		Rate		Room/Guest Night
PROPERTY	Location	Renovated	Rooms		2006	2005	2006	2005	2006	2005
Canyon Ranch®	Tuscon, AZ /
Canyon Ranch — Tucson & Lenox(2)	Lenox, MA	1980/1989	471	(3)	83%	82%	$769	$739	$598	$567

Luxury Resorts and Spas:
Park Hyatt Beaver Creek Resort and Spa	Avon, CO	1989/2001/2006	190	(4)	54%	57%	$365	$303	$197	$172
Fairmont Sonoma Mission Inn & Spa	Sonoma, CA	1927/1987/1997/2004	228		77	71	306	292	235	207
Ventana Inn & Spa	Big Sur, CA	1975/1982/1988	60		72	73	520	480	375	349

Total/Weighted Average			478		66%	64%	$354	$319	$235	$206

Upscale Business Class Hotels:
Denver Marriott City Center	Denver, CO	1982/1994	613		72%	73%	$138	$130	$100	$95
Renaissance Houston Hotel	Houston, TX	1975/2000	388		68	70	128	105	87	74
Omni Austin Hotel (5)	Austin, TX	1986	375		79	77	150	128	119	99

Total/Weighted Average			1,376		73%	73%	$139	$123	$101	$90

Total/Weighted Average Luxury Resorts and Spas and Upscale Business Class Hotels			1,854		71%	71%	$192	$175	$137	$124

(1)	Property Table is presented at 100% without any adjustment to give effect to our actual ownership percentage in the properties.

(2)	We own 48% of the Canyon Ranch companies which own or manage: Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resorts, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, the Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, the Canyon Ranch Living Community in Miami, Fl., the Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Fl., Canyon Ranch Living Community in Chicago, IL., and all Canyon Ranch trade names and trademarks.

(3)	Represents available guest nights, which is the maximum number of guests the resort can accommodate per night.

(4)	In April 2006, 85 rooms were taken out of service at the Park Hyatt Beaver Creek Resort and Spa. The floor space occupied by 55 of these rooms is to be converted into time-share units for sale by CRDI. The remaining space was used to expand the Allegria Spa within the hotel.

(5)	The Omni Austin Hotel is leased pursuant to a lease to HCD Austin Corporation.

Temperature-Controlled Logistics Properties
     The following table shows the number and aggregate size of Temperature-Controlled Logistic Properties by state as of December 31, 2006:

		Total Cubic	Total
	Number of	Footage	Square feet
State	Properties(1)	(in millions)	(in millions)
Alabama	5	13.8	0.5
Arizona	1	2.9	0.1
Arkansas	6	33.1	1.0
California	7	29.5	1.0
Colorado	1	2.8	0.1
Florida	5	6.5	0.3
Georgia	9	61.8	2.1
Idaho	2	18.7	0.8
Illinois	3	21.7	0.6
Indiana	1	9.1	0.3
Iowa	2	12.5	0.5
Kansas	2	5.0	0.2
Kentucky	1	2.7	0.1
Maine	1	1.8	0.2
Massachusetts	4	10.2	0.5
Minnesota	1	3.0	0.1
Mississippi	1	4.7	0.2
Missouri	2	46.8	2.7
Nebraska	2	4.4	0.2
New York	1	11.8	0.4
North Carolina	4	15.1	0.5
Ohio	2	8.9	0.4
Oklahoma	1	1.4	0.1
Oregon	5	35.6	1.5
Pennsylvania	3	39.0	1.1
South Carolina	1	1.6	0.1
South Dakota	1	2.9	0.1
Tennessee	3	10.6	0.4
Texas	3	16.5	0.5
Utah	1	8.6	0.4
Virginia	2	8.7	0.3
Washington	6	28.7	1.1
Wisconsin	3	17.4	0.6

TOTAL	92	497.8	19.0

(1)	As of December 31, 2006 we held a 31.72% interest in AmeriCold Realty Trust which operates 104 facilities, of which 91 are wholly-owned or leased, one is partially owned and 12 are managed for outside owners.
Item 3. Legal Proceedings
     We are not currently subject to any material legal proceeding nor, to our knowledge, is any material legal proceeding contemplated against us.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Common Equity
     Our common shares have been traded on the New York Stock Exchange under the symbol CEI since the completion of our initial public offering in May 1994. For each calendar quarter indicated, the following table reflects the high and low sales prices during the quarter for the common shares and the distributions declared with respect to each quarter.

	Price
	High	Low	Distributions
2005
First Quarter	$18.14	$16.12	$0.375
Second Quarter	18.99	16.02	0.375
Third Quarter	20.65	17.95	0.375
Fourth Quarter	21.06	19.23	0.375

2006
First Quarter	$21.60	$20.14	$0.375
Second Quarter	20.64	17.61	0.375
Third Quarter	22.80	18.72	0.375
Fourth Quarter	22.42	19.28	0.375
     As of March 5, 2007, there were approximately 652 holders of record of our common shares.
     Our actual results of operations and the amounts actually available for distribution will be affected by a number of factors, including:
•	the general condition of the United States economy;

•	general leasing activity and rental rates in the markets in which the Office Properties are located;

•	the ability of tenants to meet their rent obligations;

•	our operating and interest expenses;

•	consumer preferences relating to the Resort/Hotel Properties and the Resort Residential Development Properties;

•	cash flows from unconsolidated and consolidated entities;

•	the level of our property acquisitions and dispositions;

•	capital expenditure requirements;

•	federal, state and local taxes payable by us; and

•	the adequacy of cash reserves.
     Our future distributions will be at the discretion of our Board of Trust Managers. The Board of Trust Managers has indicated that it will review our distribution rate on a quarterly basis and, as part of the implementation of the Strategic Plan, we intend to align our dividend with industry-accepted pay-out ranges to allow for retention of capital for growth.

Performance Graph
     The following graph sets forth a comparison of the percentage change in the cumulative total shareholder return on the Common Shares compared to the cumulative total return of the NAREIT All Equity REIT Index and the S&P 500 Index for the period December 31, 2001 through December 31, 2006. The graph depicts the actual increase in the market value of the Common Shares relative to an initial investment of $100 on December 31, 2001, assuming a reinvestment of cash distributions.
Crescent Real Estate Equities Company

	Years Ending
Company / Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Crescent Real Estate Equities Company	100.00	100.25	113.72	132.81	156.49	167.61
S&P 500	100.00	77.90	100.25	111.15	116.61	135.03
NAREIT All Equity REIT Index	100.00	103.82	142.37	187.33	210.12	283.78
     We no longer use SNL as a provider of this performance graph, and therefore, the SNL Office REITs Index is excluded because it is not readily available. We believe the S&P 500 and the NAREIT All Equity REIT Index are sufficient indices for comparison of five year total return.

Distributions
     Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income each year. Pursuant to this requirement, we were required to distribute $108.3 million and $128.0 million for 2006 and 2005, respectively. Our actual distributions to common and preferred shareholders were $185.1 million and $182.2 million for 2006 and 2005, respectively.
     Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. For tax years beginning after December 31, 2002, qualified dividends paid to shareholders are taxed at capital gains rates, as added by the Jobs and Growth Tax Relief Reconciliation Act of 2003. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of deferring taxation until the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2007 or subsequent years will constitute a return of capital for federal income tax purposes.
     Following is the income tax status of distributions paid during the years ended December 31, 2006 and 2005, to common shareholders:

	2006	2005
Ordinary dividend	27.1%	6.3%
Qualified dividend eligible for 15% tax rate	8.0	2.7
Capital gain	15.5	47.2
Return of capital	45.5	29.5
Unrecaptured Section 1250 gain	3.9	14.3

	100.0%	100.0%

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
     Following is the income tax status of distributions paid during the years ended December 31, 2006 and 2005, to preferred shareholders:

	Class A Preferred (1)		Class B Preferred (2)
	2006	2005	2006	2005
Ordinary dividend	49.8%	8.9%	49.8%	8.9%
Qualified dividend eligible for 15% tax rate	14.8	3.8	14.8	3.8
Capital gain	28.3	67.1	28.3	67.1
Unrecaptured Section 1250 Gain	7.1	20.2	7.1	20.2

	100.0%	100.0%	100.0%	100.0%

(1)	The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders into common shares at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share). We pay distributions on the Series A Preferred Shares in an amount totaling $1.6875 per share each year (equivalent to 6.75% of the $25.00 liquidation preference per share), payable on a quarterly basis. The Series A Preferred Shares are redeemable, on or after February 28, 2003, in whole or in part, at our option.

(2)	The Series B Preferred Shares are redeemable on or after May 17, 2007, in whole or in part, at our option. We pay distributions on the Series B Preferred Shares in an amount totaling $2.375 per share each year (equivalent to 9.50% of the $25.00 liquidation preference per share), payable on a quarterly basis.

Item 6. Selected Financial Data
     The following table includes certain of our financial information on a consolidated historical basis. You should read this section in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”
CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED HISTORICAL FINANCIAL DATA
(Dollars in thousands, except share data)

	For Years Ended December 31,

		2005	2004	2003	2002
	2006	(Restated)	(Restated)	(Restated)	(Restated)
Operating Data:
Total Property revenue	$928,696	$1,018,100	$1,000,273	$892,005	$946,311

Income from Property Operations	$270,672	$278,839	$314,977	$304,333	$339,319
Income from continuing operations before minority interests and income taxes	$18,864	$28,827	$191,216	$58,147	$72,662

Net income (loss) available to common shareholders	$1,395	$69,547	$147,061	$4,732	$67,445

Basic (loss) earnings per common share:
(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.12)	$(0.23)	$1.40	$0.02	$0.12
Net income available to common shareholders-basic	$0.01	$0.69	$1.49	$0.05	$0.65

Diluted earnings (loss) per common share:
(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.12)	$(0.23)	$1.40	$0.02	$0.12

Net income available to common shareholders — diluted	$0.01	$0.69	$1.48	$0.05	$0.65

Balance Sheet Data (at period end):

Total assets	$4,046,971	$4,163,256	$4,060,325	$4,335,875	$4,309,325

Total debt	$2,296,358	$2,259,473	$2,152,255	$2,558,699	$2,382,910

Total shareholders’ equity	$1,122,286	$1,251,626	$1,303,603	$1,223,889	$1,347,232

Other Data:

Cash distribution declared per common share	$1.50	$1.50	$1.50	$1.50	$1.50
Weighted average
Common shares and units outstanding — basic	121,515,791	118,012,402	116,747,408	116,634,546	117,523,248
Weighted average
Common shares and units outstanding — diluted	122,979,783	118,836,421	116,965,897	116,676,242	117,725,984

Funds from operations available to common shareholders — diluted (1)	$99,448	$118,987	$97,001	$175,901	$212,572

(1)	Funds from operations, or FFO, is a supplemental non-GAAP financial measurement used in the real estate industry to measure and compare the operating performance of real estate companies, although those companies may calculate funds from operations in different ways. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as Net Income (Loss) determined in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from sales of depreciable operating property, excluding extraordinary items (determined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO available to common shareholders — diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Common Shareholders and we include the effect of Operating Partnership unitholder minority interests. For a more detailed definition and description of FFO and a reconciliation to net income determined in accordance with GAAP, see “Funds from Operations” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
     We are a REIT with assets and operations divided into four investment segments: Office, Resort Residential Development, Resort/Hotel and Temperature-Controlled Logistics. Our strategy, prior to full implementation of the Strategic Plan discussed below, had two key elements as outlined below.
     First, we selectively invest in premier office properties in markets that offer attractive returns on invested capital. We may align ourselves with institutional partners to enhance our return on equity when compared to the returns we receive as a 100% owner. Where possible, we negotiate performance-based incentives on our joint ventures that allow for additional equity to be earned if return targets are exceeded. For example, we earned promoted interests on the sales of the Three Westlake and Four Westlake Office Properties in 2006. We also evaluate our existing portfolio for joint-venture opportunities that enable us to increase our return on equity and provide access to equity for reinvestment. We currently hold 43% of our office portfolio in joint ventures.
     We selectively develop new office properties where the opportunity exists for attractive returns. In August 2006, we completed, with JMI Realty, a 232,330 square-foot, three-building complex in San Diego, California and sold our interest in the property in December 2006 for a $10.4 million gain. We are also developing a 239,000 square-foot office building as an addition to the Hughes Center complex in Las Vegas, Nevada. We are co-developing with Hines a 267,000 square-foot office building in Irvine, California, and with Champion Partners, a 144,380 square-foot, two-building office complex in Austin, Texas.
     Second, we invest in real estate businesses that offer returns equal to or superior to what we are able to achieve in our office investments. We develop and sell residential properties in resort locations primarily through Harry Frampton and his East West Partners development team with the most significant project in terms of future cash flow being our investment in Tahoe Mountain Resorts in California. This development encompasses more than 2,500 total lots and units, of which 532 have been sold, 73 are currently in inventory and over 1,950 are scheduled for development over the next 14 years, and is expected to generate in excess of $5.0 billion in sales. We expect our investment in Tahoe to be a long-term source of earnings and cash flow growth as new projects are designed and developed. We view our resort residential developments as a business and believe that, beyond the net present value of existing projects, there is value in our strategic relationships with the development teams and our collective ability to identify and develop new projects. In addition, we sometimes serve as the primary developer, such as The Ritz-Carlton Phases I and II. Also, we provide mezzanine financing to other office, hotel and residential investors where we see attractive returns relative to owning the equity. We currently have approximately $124.3 million of mezzanine notes.
     In 2005, we also completed the recapitalization of our Canyon Ranch investment. In addition to its wellness facilities in Tucson, Arizona and Lenox, Massachusetts and its Spa Club operation at the Venetian Resort in Las Vegas, Nevada, Canyon Ranch partners with developers to establish Canyon Ranch Living communities at which the focal point is a large, comprehensive wellness facility and earns fees for the licensing of the brand name to these communities, providing design and technical services, and the ongoing management of the facilities. One such development is under construction in Miami Beach and an agreement that will pave the way for the development of a Canyon Ranch Living community in Chicago, Illinois, and others, are under consideration or in negotiation.
     During 2006, we conducted an extensive review of our strategic alternatives, and in late August received an offer to purchase certain assets. Our Board of Trust Managers established a special committee of independent trust managers to assist in its consideration of the strategic alternatives and to respond to the offer that was received. The Special Committee hired an independent investment banker and counsel to assist with its review. The Special Committee rejected the offer received, and on November 1, 2006, instituted a formal review of our strategic alternatives.
     On March 1, 2007, we announced that we had concluded the review of strategic alternatives first announced on November 1, 2006. Based on that review, we adopted a plan, which we refer to as the Strategic Plan, designed to simplify our business model by concentrating on our core office properties business.
     Key elements of the Strategic Plan include:
•	Sale of all resort and hotel assets. Properties to be sold include the Fairmont Sonoma Mission Inn & Spa®, Ventana Inn & Spa in Big Sur, California, the Park Hyatt Beaver Creek Resort & Spa, and three business-class hotels.

•	Sale of resort residential developments. Properties and assets to be sold include Crescent Resort Development and Desert Mountain Development Corporation.

•	Opportunistic sale of office properties. Properties to be sold include virtually all suburban Dallas properties and all Austin properties, as well as our single assets in Phoenix, Arizona, and in Seattle, Washington.

•	Reduction of general and administrative expenses by more than $17.0 million, or $0.14 per share. Implementation of savings began immediately on March 1, 2007 and is expected to be fully phased in by the end of 2007. We expect to take a charge of approximately $5.0 million for severance costs.

•	Use of sales proceeds to retire debt. We plan to first use the proceeds from asset sales to retire debt. We expect that our balance sheet will be significantly strengthened and our cost of capital lowered, giving us capacity for growth.

•	Alignment of dividend. We intend to align our dividend with industry-accepted pay-out ranges to allow for retention of capital for growth.
     In addition to the above elements, we are considering alternatives for our interest in Canyon Ranch® in conjunction with the founders of Canyon Ranch®. We will communicate our dividend plans as we execute asset sales. After completing these dispositions, our remaining office portfolio is expected to consist of 22.6 million square feet, of which 11.7 million square feet, or 52%, will be owned in joint venture. Our effective ownership will be 14.0 million square feet.

Recent Developments
Office Segment
Joint Ventures
Paseo Del Mar
     On September 21, 2005, we entered into a joint venture arrangement, Crescent-JMIR Paseo Del Mar LLC, with JMI Realty. The joint venture committed to co-develop a 232,330 square-foot, three-building office complex in the Del Mar Heights submarket of San Diego, California. The development was completed in August 2006. The joint venture was structured such that we owned an 80% interest and JMI Realty owned the remaining 20% interest. On December 14, 2006, we completed the sale of our 80% interest in Crescent — JMIR Paseo Del Mar LLC. The sale generated proceeds, net of selling costs, of approximately $42.1 million and a gain of approximately $10.4 million, net of promoted interest due JMI Realty and income taxes. Proceeds from the sale were used to pay down our credit facility.
Bank One Center
     On December 14, 2006, we completed the sale of Bank One Center on behalf of Main Street Partners, L.P., the joint venture which was owned 50% by an affiliate of The Blackstone Group and 50% by us. The sale generated proceeds to the joint venture, net of selling costs and after a $104.7 million loan repayment, of approximately $110.0 million and a net gain of approximately $4.4 million. Our share of the net gain was approximately $1.6 million inclusive of the write-off of unamortized deal costs from the original joint venture of the property. Our share of the proceeds was approximately $55.0 million, which was used to pay down our credit facility.
Three Westlake Park
     On December 11, 2006, we completed the sale of Three Westlake Park on behalf of Houston PT Three Westlake Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE Asset Management, or GE and 20% by us. The sale generated proceeds to the joint venture, net of selling costs and after a $33.0 million loan repayment, of approximately $46.7 million and a net gain of approximately $33.4 million. Our share of the net gain, including a promoted interest of approximately $7.7 million, recognition of the unamortized deferred gain, and write-off of unamortized deal costs from the original joint venture of the property, was approximately $17.3 million. Our share of the proceeds was approximately $15.8 million, which was used to pay down our credit facility.
Four Westlake Park
     On September 26, 2006, we completed the sale of Four Westlake Park on behalf of Houston PT Four Westlake Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE and 20% by us. The sale generated proceeds to the joint venture, net of selling costs and after a $46.1 million loan repayment, of approximately $73.0 million and a net gain of approximately $55.0 million. Our share of the net gain, including a promoted interest of approximately $14.7 million, was approximately $24.2 million. Our share of the proceeds was approximately $28.7 million, which was used to pay down our credit facility.
Chase Tower
     On June 20, 2006, we completed the sale of Chase Tower on behalf of Austin PT BK One Tower Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE and 20% by us. The sale generated proceeds to the joint venture, net of selling costs and after a $36.0 million loan repayment, of approximately $28.0 million and a net gain of approximately $10.1 million. Our share of the net gain, including recognition of the unamortized deferred gain was approximately $4.3 million. Our share of the proceeds was approximately $5.6 million, which was used to pay down the credit facility.
Parkway at Oakhill
     On March 31, 2006, we entered into a joint venture arrangement, C-C Parkway Austin, L.P., or Parkway, with Champion Partners. The joint venture has committed to co-develop a 144,380 square-foot, two-building office complex in Austin, Texas. The venture is structured such that we own a 90% interest and Champion Partners owns the remaining 10% interest. In connection with the joint venture, Parkway entered into a maximum $18.3 million construction loan. Our equity commitment to the joint venture was $8.2 million, of which $7.0 million has been funded as of December 31, 2006. The development, which is currently underway, is scheduled for delivery in the third quarter of 2007.
Asset Purchase

(in millions)			Purchase
Date	Property	Location	Price
January 23, 2006	Financial Plaza — Class A Office Property	Phoenix, Arizona	$55.0(1)

(1)	The acquisition was funded by the assumption of a $23.6 million loan from Allstate, a new $15.9 million loan from Allstate and a draw on our credit facility. This property is wholly-owned.
Asset Sale

(in millions)
Date	Property	Location	Proceeds
February 17, 2006	Waterside Commons — Class A Office Property	Dallas, Texas	$24.8(2)

(2)	We previously recorded an impairment charge of approximately $1.0 million during the year ended December 31, 2005. The proceeds from the sale were used primarily to pay down the credit facility.
Significant Tenant Lease Termination
     In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which terminated El Paso’s leases totaling 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007, and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. As of December 31, 2006, we have collected $35.0 million of the lease termination fee. For the years ended December 31, 2006 and 2005, we recognized $38.8 million and $8.5 million, respectively, in net termination fees, which includes accelerated termination fees and contractual full-service rents resulting from the re-lease of approximately 463,000 square feet. As of December 31, 2006, El Paso was current on all rent obligations.
Resort Residential Development Segment
Joint Venture
Riverfront Village
     On March 21, 2006, CRDI entered into a joint venture arrangement, East West Resort Development XIV, L.P., L.L.L.P. (Riverfront Village), with affiliates of Crow Holdings and our development partner. The joint venture was formed to co-develop a hotel and condominiums in Avon, Colorado. The development, which is currently underway, is scheduled for delivery in 2008. We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital and return of our capital. Our initial equity commitment to the joint venture is $22.6 million, of which $17.2 million was funded as of December 31, 2006. In connection with construction financing obtained in November 2006 for the Riverfront Village project, the partners committed to contribute up to an additional $17.1 million in capital should certain financial covenants not be maintained. Our share of this capital commitment is $7.2 million, of which none was funded as of December 31, 2006.
Asset Sale
Jefferson Station Apartments
     On October 21, 2004, we entered into a partnership agreement with affiliates of JPI Multi-Family Investments, L.P. to develop a multi-family luxury apartment project in Dedham, Massachusetts. The development was completed in November 2006. On December 8, 2006, the partnership, Jefferson Station, L.P., completed the sale of the apartment project. We consolidated the partnership which was owned 50% by JPI Multi-Family Investments, L.P. and 50% by us. The sale generated proceeds, net of selling costs and after the repayment of the $38.8 million loan with Bank of America, of approximately $35.9 million and a gain of approximately $20.3 million. Our share of the gain, net of minority interests and taxes, was approximately $5.4 million. Our share of the proceeds was approximately $24.1 million, which was used to pay down our credit facility.

Resort/Hotel Segment
Park Hyatt Beaver Creek
     In the second quarter of 2006, 85 rooms were taken out of service at the Park Hyatt Beaver Creek in Avon, Colorado. The area occupied by 55 of these rooms is being converted into 15 fractional units for sale in our Resort Residential Development Segment. Sales of fractional units commenced in 2006. The remaining space was used to expand the Allegria Spa within the hotel. In addition, the Resort is adding air conditioning and upgrading the common areas. The spa expansion and common area upgrade were completed in December 2006.
Temperature-Controlled Logistics Segment
     In August 2006, AmeriCold entered into a definitive agreement to acquire from ConAgra Foods, Inc. or ConAgra, four refrigerated warehouse facilities and the lease on a fifth facility, with an option to purchase. These five warehouses contain a total of 1.7 million square feet and 48.9 million cubic feet. The aggregate purchase price is approximately $190.0 million, consisting of $152.0 million in cash to ConAgra and $38.0 million representing the recording of a capital lease obligation for the fifth facility. During the fourth quarter of 2006, AmeriCold completed the acquisition of two of these facilities and assumed the leasehold on the fifth facility and the related capital lease obligation. In January 2007, AmeriCold completed the acquisition of the third facility. The acquisition of the remaining facility is expected to be completed during the first half of 2007.
     In December 2006, AmeriCold completed a 5.45% fixed-rate, interest-only financing in an aggregate principal amount of $1.05 billion which matures in approximately equal tranches in seven, nine and ten years. The proceeds were used to repay $449.0 million of fixed-rate mortgages with a rate of 6.89% and a $430.0 million variable rate mortgage. The mortgages that were repaid were collateralized by 84 temperature-controlled warehouses which were released upon repayment. Fifty of the warehouses are used to collateralize the new loan. A portion of the remaining proceeds were distributed to the owners, of which our portion was approximately $58.7 million.
Other Segment
Mezzanine Notes
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

     The underlying real estate assets may be a single office, hotel or residential property, or a portfolio of cross-collateralized real estate assets. We typically require recourse guaranties from the ultimate owners of the property for such matters as voluntary bankruptcy filings, failure to contest involuntary bankruptcy filings, violation of special purpose entity covenants, environmental liability and other events such as misappropriation of rents or insurance. Although these types of loans generally have greater repayment risks than first mortgages due to the subordinated nature of the loans and the higher loan-to-value ratio, we have a disciplined approach in underwriting the value of the asset. The yield on these investments may be enhanced by front-end fees, prepayment fees, yield look-backs, participating interests and additional fees to allow prepayment during a prepayment black-out period.

						Interest
				Balance at		Rate at
(in millions)		Date of	Maturity	December		December
Note		Transaction	Date	31, 2006		31, 2006
Fixed Rate:
Three Dallas Office Properties	(1)	8/31/05	2010	$7.6		11.04%
21 California Condominiums	(2)	12/28/06	2008	9.8	(3)	17.00%
Variable Rate:
Dallas Office Property	(4)	6/9/05	2007	12.0		13.85%
Two Luxury Hotel Properties in California	(5)	11/16/05	2007	15.0		16.35%
Office Portfolio in Southeastern U.S.	(6)	12/30/05	2007	20.7		12.23%
Florida Hotel Portfolio Investment	(7)	1/20/06	2009	15.0		13.35%
California Ski Resort	(8)	4/12/06	2009	20.0		9.85%
New York City Residential	(9)	5/8/06	2007	24.2		18.18%

Total Mezzanine Notes				$124.3

Total Weighted Average Interest Rate						14.09%

(1)	The loan has an interest-only term through September 2007. Beginning October 2007, the borrower must make principal payments based on a 30-year amortization schedule until maturity. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.

(2)	The loan has an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to one six-month extension.

(3)	The condominiums securing this note were sold by CRDI to a third party. Due to restrictions under SFAS No. 66, Accounting for Sales of Real Estate regarding seller financed transactions, the profit from the sale of $4.7 million was deferred and recorded under the cost recovery method and reflected as a reduction of the note such that the face value of the note is included in the table above.

(4)	The loan bears interest at LIBOR plus 850 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(5)	The loan bears interest at LIBOR plus 1,100 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to five one-year extension options.

(6)	The loan bears interest at LIBOR plus 685 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(7)	The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(8)	The loan bears interest at LIBOR plus 450 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(9)	The loan bears interest at LIBOR plus 1,283 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.
     In 2006, we received approximately $110.2 million of net proceeds, after the repayment of debt, for the repayment of five of our mezzanine notes, which included $6.2 million of prepayment fees.

2006 Operating Performance
Office Segment
     The following table shows the performance factors on stabilized properties, excluding properties held for sale, used by management to assess the operating performance of the Office Segment:

	2006		2005
Economic Occupancy (1)		89.8%		88.5%
Leased Occupancy (2)		92.6%		90.8%
In-Place Weighted Average Full-Service Rental Rate (3)		$22.78		$22.48
Tenant Improvement and Leasing Costs per Sq. Ft. per year		$3.56		$3.55
Average Lease Term (4)	5.7	yrs	6.2	yrs
Same-Store NOI (5) Decline		(1.0)%		(1.5)%
Same-Store Average Occupancy		89.3%		87.3%

(1)	Economic occupancy reflects the occupancy of all tenants paying rent.

(2)	Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(3)	Calculated based on base rent payable at December 31 giving effect to free rent and scheduled rent increases and including adjustments for expenses payable by or reimbursable from tenants. The weighted average full-service rental rate for the El Paso lease reflects weighted average full-service rental rate over the shortened term and excludes the impact of the net lease termination fee being recognized ratably to income through December 31, 2007.

(4)	Reflects leases executed during the period.

(5)	Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.
Resort Residential Development Segment
     The following tables show the performance factors used by management to assess the operating performance of the Resort Residential Development Segment. Information is provided for the CRDI Resort Residential Development Properties and the Desert Mountain Resort Residential Development Properties, which represent our significant investments in this segment as of December 31, 2006.
CRDI

	For the years ended December 31,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	212	545
Resort Residential Unit Sales:
Townhome Sales	30	25
Condominium Sales	59	187
Equivalent Timeshare Sales	19.3	15.7
Average Sales Price per Resort Residential Lot	$125	$164
Average Sales Price per Resort Residential Unit	$2,003	$1,265
     CRDI, which invests primarily in mountain residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand.

Desert Mountain

	For the years ended December 31,
(dollars in thousands)	2006	2005
Resort Residential Lot Sales	5	40
Average Sales Price per Lot (1)	$1,837	$1,082
Resort Residential Unit Sales	12	—
Average Sales Price per Unit (1)	$1,485	$—

(1)	Includes equity golf membership
     Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory.
Resort/Hotel Segment
     The following table shows the performance factors used by management to assess the operating performance of our Resort/Hotel Properties.

	For the years ended December 31,
				Average		Average		Revenue Per
	Same-Store NOI(1)			Occupancy		Daily		Available
	% Change			Rate		Rate		Room/Guest Night
	2006	2005		2006	2005	2006	2005	2006	2005
Luxury Resorts and Spas (2)	15%	127	%(3)	76%	72%	$349	$332	$264	$237
Upscale Business Class Hotels	23%	26%		73%	73%	$139	$123	$101	$90

(1)	Same-Store NOI (net operating income) represents net income excluding depreciation and amortization, interest expense and rent expense for Resort/Hotel Properties owned for the entirety of the comparable periods.

(2)	Excludes the Park Hyatt Beaver Creek Resort and Spa which had 85 rooms taken out of service in April 2006. The onsite construction and closure of the spa has impacted performance at the property. The floor space occupied by 55 of these rooms was converted into 15 fractional units for sale in our Resort Residential Development Segment. The remaining space was used to expand the Allegria Spa within the hotel.

(3)	In November 2003, the Fairmont Sonoma Mission Inn placed 97 historic inn rooms out of service for renovation. The renovation was completed in July 2004, resulting in an increase in 2005 Same-Store NOI as compared to 2004.
     Our luxury and destination fitness resorts and spas are unique properties due to location, concept and high replacement cost, but do compete against business-class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world. Our upscale Resort/Hotel Properties in Denver, Austin and Houston are business and convention center hotels that compete against other business and convention hotels.

Results of Operations
     The following table shows the variance in dollars for certain of our operating data between the years ended December 31, 2006 and 2005 and the years ended December 31, 2005 and 2004.

	Total variance in	Total variance in
	dollars between	dollars between
	the years ended	the years ended
	December 31,	December 31,
	2006 and 2005	2005 and 2004
(in millions)	(Restated)	(Restated)
REVENUE:
Office Property	$41.5	$(103.0)
Resort Residential Development Property	(130.6)	192.8
Resort/Hotel Property	(0.4)	(71.9)

Total Property Revenue	$(89.5)	$17.9

EXPENSE:
Office Property real estate taxes	$3.6	$(19.3)
Office Property operating expenses	7.3	(19.1)
Resort Residential Development Property expense	(89.2)	160.9
Resort/Hotel Property expense	(2.9)	(68.5)

Total Property Expense	$(81.2)	$54.0

Income from Property Operations	$(8.3)	$(36.1)

OTHER INCOME (EXPENSE):
Income from sale of investment unconsolidated company	$17.8	$29.9
Income from investment land sales	(8.6)	(10.3)
(Loss) gain on joint venture of properties	2.7	(268.5)
Interest and other income	18.2	11.3
Corporate general and administrative	5.4	(11.3)
Interest expense	2.4	40.1
Amortization of deferred financing costs	0.5	5.0
Extinguishment of debt	2.2	40.4
Depreciation and amortization	(6.0)	18.5
Impairment charges related to real estate assets	—	4.1
Other expenses	(9.0)	(3.3)
Equity in net income (loss) of unconsolidated companies:
Office Properties	(2.3)	5.2
Resort Residential Development Properties	0.1	1.8
Resort/Hotel Properties	(3.6)	(1.3)
Temperature-Controlled Logistics Properties	(15.9)	(6.0)
Other	(5.7)	18.2

Total other income (expense)	$(1.8)	$(126.2)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$(10.1)	$(162.3)

Minority interests	8.4	21.6
Income tax benefit (expense)	12.0	(20.7)

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$10.3	$(161.4)

(Loss) income from discontinued operations, net of minority interests and taxes	(4.5)	(6.4)
Impairment charges related to real estate assets from discontinued operations, net of minority interests	0.9	2.0
Gain on sale of real estate from discontinued operations, net of minority interests and taxes	(74.8)	88.1
Cumulative effect of a change in accounting principle, net of minority interests	—	0.4

NET INCOME	$(68.1)	$(77.3)

Series A Preferred Share distributions	—	(0.3)
Series B Preferred Share distributions	—	—

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(68.1)	$(77.6)

Comparison of the year ended December 31, 2006, to the year ended December 31, 2005 (Restated)
Property Revenues
          Total property revenues decreased $89.5 million, or 8.8%, to $928.7 million for the year ended December 31, 2006, as compared to $1,018.2 million for the year ended December 31, 2005. The primary components of the decrease in total property revenues are discussed below.
•	Office Property revenues increased $41.5 million, or 11.1%, to $414.3 million, primarily due to:
•	an increase of $28.1 million in net lease termination fees (from $11.2 million to $39.3 million) primarily due to the El Paso lease termination and related re-leasing;

•	an increase of $9.4 million from the 51 consolidated Office Properties (excluding properties acquired, disposed or stabilized during 2005 and 2006) that we owned or had an interest in, primarily due to a 1.6 percentage point increase in average occupancy (from 86.6% to 88.2%), increased expense recovery revenue related to the increase in occupancy and increased recoverable expenses, and increased parking revenue; partially offset by a decline in full service weighted average rental rates;

•	an increase of $8.8 million due to the acquisition of Financial Plaza in January 2006 and increased occupancy at One Live Oak, the Exchange Building and Peakview Tower; and

•	an increase of $1.0 million related to third party management and leasing services primarily due to increased reimbursement revenue as a result of increased reimbursable expenses; partially offset by

•	a decrease of $5.8 million due to the joint ventures of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005.
•	Resort Residential Development Property revenues decreased $130.6 million, or 26.0%, to $372.1 million, primarily due to:
•	a decrease of $121.6 million in CRDI revenues primarily related to:
o	a net decrease of $195.7 million primarily related to product mix in lots and units available for sale in 2005 versus 2006 at Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Ironhorse and Gray’s Crossing in Lake Tahoe, California, Creekside Townhomes, Brownstones — Phase I, and Delgany, all in Denver, Colorado, and Eagle Ranch in Eagle, Colorado, which had sales in the twelve months ended December 31, 2005, but reduced sales in the same period 2006, partially offset by Old Greenwood Timeshares in Lake Tahoe, California, and Main Street Station in Breckenridge, Colorado, which had sales in the twelve months ended December 31, 2005, but increased sales in the same period 2006; and

o	a decrease of $38.5 million primarily related to product mix in lots and units available for sale in 2005 versus 2006 at Horizon Pass Lodge in Bachelor Gulch, Colorado, Creekside — Phase II in Denver, Colorado, and Old Greenwood Lots in Lake Tahoe, California, which had sales in the twelve months ended December 31, 2005, but no sales in the same period 2006; partially offset by

o	an increase of $112.0 million primarily related to product mix in lots and units available for sale in 2006 versus 2005 at Village Walk and EW Hotel Residences in Beaver Creek, Colorado, Northstar Big Horn, Northstar Village — Commercial and Old Greenwood Townhomes in Lake Tahoe, California and Union Center land in Denver, Colorado, which had sales in the twelve months ended December 31, 2006, but no sales in the same period 2005.

•	a decrease of $10.5 million at Desert Mountain primarily related to reduced net revenue from lot sales due to a decrease in the number of lots sold partially offset by an increase in the average sales price per lot and lower membership transfer fee income, partially offset by increased unit sales revenue due to an increase in the number of units sold.
•	Resort/Hotel Property revenues decreased $0.4 million, or 0.3%, to $142.2 million, primarily due to:
•	a decrease of $4.7 million in revenue at the Park Hyatt Beaver Creek related to a decrease in occupancy due to construction activity on the property and the closure of the Allegria Spa for expansion; and

•	a decrease of $4.6 million due to the contribution in January 2005, of the Canyon Ranch® Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

•	an increase of $4.9 million in revenue at the remaining Luxury Resort and Spa Properties primarily at the Fairmont Sonoma Mission Inn, which experienced an 14% increase in revenue per available room (from $207 to $235) resulting from an increase of 5% in average daily rate (from $292 to $306) and a six percentage point increase in occupancy (from 71% to 77%); and

•	an increase of $4.0 million in room revenue at the Upscale Business Class Hotel Properties primarily related to a 12% increase in revenue per available room (from $90 to $101) resulting from a 13% increase in average daily rate (from $123 to $139) with occupancy remaining flat.

Property Expenses
          Total property expenses decreased $81.2 million, or 11.0%, to $658.0 million for the year ended December 31, 2006, as compared to $739.2 million for the year ended December 31, 2005. The primary components of the decrease in total property expenses are discussed below.
•	Office Property expenses increased $10.9 million, or 5.6%, to $206.6 million, primarily due to:
•	an increase of $9.4 million in operating expenses of the 51 consolidated Office Properties (excluding properties acquired, disposed, or stabilized in 2005 and 2006) that we owned or had an interest in primarily due to increased property taxes, utilities, general building expenses, cleaning expenses, insurance expense and non-recoverable administrative expenses (primarily bad debt);

•	an increase of $3.4 million from the acquisition of Financial Plaza in January 2006;

•	an increase of $1.4 million related to lease termination expenses; and

•	an increase of $1.1 million related to the cost of providing third-party management services primarily due to increased staffing and salary expenses and the joint venture of One Buckhead Plaza in June 2005, which are recouped by increased third party fee income and direct expense reimbursements; partially offset by

•	a decrease of $3.1 million primarily due to the joint venturing of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005; and

•	a decrease of $1.3 million related to decreased consulting and legal fees.
•	Resort Residential Development Property expenses decreased $89.2 million, or 20.6%, to $343.0 million, primarily due to:
•	a decrease of $86.2 million in CRDI expenses primarily related to:
o	a net decrease of $151.4 million primarily related to product mix in lots and units available for sale in 2005 versus 2006 at Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Ironhorse and Gray’s Crossing in Lake Tahoe, California, Creekside Townhomes, Brownstones — Phase I, and Delgany, all in Denver, Colorado, and Eagle Ranch in Eagle, Colorado, which had sales in the twelve months ended December 31, 2005, but reduced sales in the same period 2006, partially offset by Old Greenwood Timeshares in Lake Tahoe, California, and Main Street Station in Breckenridge, Colorado, which had sales in the twelve months ended December 31, 2005, but increased sales in the same period 2006; and

o	a decrease of $30.4 million primarily related to product mix in lots and units available for sale in 2005 versus 2006 at Horizon Pass Lodge in Bachelor Gulch, Colorado, Creekside — Phase II in Denver, Colorado, and Old Greenwood Lots in Lake Tahoe, California, which had sales in the twelve months ended December 31, 2005, but no sales in the same period 2006; partially offset by

o	an increase of $93.2 million primarily related to product mix in lots and units available for sale in 2006 versus 2005 at Village Walk and EW Hotel Residences in Beaver Creek, Colorado, Northstar Big Horn, Northstar Village — Commercial and Old Greenwood Townhomes in Lake Tahoe, California and Union Center land in Denver, Colorado, which had sales in the twelve months ended December 31, 2006, but no sales in the same period 2005.

•	an increase of $1.1 million in at CRDI marketing expense at CRDI; and

•	a decrease of $7.1 million at Desert Mountain, primarily related to a decrease of $9.8 million in cost of sales primarily due to decreased lot sales and product mix and a decrease of $4.1 million in general and administrative expenses; partially offset by an increase of $5.5 million in the development costs recognized using the percentage complete method, and an increase of $1.4 million in club operating expense; partially offset by

•	an increase of $2.4 million primarily due to marketing expenses related to the Ritz-Carlton Tower Residences and Regency Row in Dallas, Texas.
•	Resort/Hotel Property expenses decreased $2.9 million, or 2.6%, to $108.4 million, primarily due to:
•	a decrease of $4.1 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; and

•	a decrease of $2.3 million at the Park Hyatt Beaver Creek related to a decrease in occupancy due to construction activity on the property and the closure of the Allegria Spa for expansion; partially offset by

•	an increase of $2.8 million at the remaining Luxury Resort and Spa Properties, primarily at Sonoma Mission Inn, related to a 6 percentage point increase in occupancy (from 71% to 77%); and

•	an increase of $0.6 million primarily due to pre-opening expenses at The Ritz-Carlton Dallas.

Other Income/Expense
                 Total other expenses increased $1.8 million, or 0.7%, to $251.8 million for the year ended December 31, 2006, compared to $250.0 million for year ended December 31, 2005. The primary components of the increase in total other income and expenses are discussed below.
Other Income
            Other income increased $2.7 million, or 2.8%, to $95.3 million for the year ended December 31, 2006, as compared to $92.6 million for the year ended December 31, 2005. The primary components of the increase in other income are discussed below.
•	Income from sale of investment in unconsolidated company increased $17.8 million due primarily to the sale of the Four Westlake Park, Three Westlake Park and Chase Tower Office Properties in 2006, partially offset by the sale of our interests in the entity that owned the 5 Houston Center Office Property in 2005.

•	Income from investment land sales decreased $8.6 million due primarily to the gain on the sale of two parcels of undeveloped investment land in Houston, Texas in 2005.

•	Loss on joint venture of properties decreased $2.7 million, primarily due to the 2005 write-off of capitalized internal leasing costs related to prior year joint venture of properties.

•	Interest and other income increased $18.2 million, or 62.1% to $47.4 million primarily due to:
▪	an increase of $13.0 million from mezzanine loans and other loans attributable to an increase of $86.6 million in the weighted average mezzanine loan balance (from $88.7 million to $175.3 million) and a 1.10 percentage point increase in the weighted average interest rate (from 11.92% to 13.02%);

▪	an increase of $6.2 million due to prepayment fees on two mezzanine loans that were paid off in first quarter 2006; and

▪	an increase of $2.6 million related to the amortization of imputed interest related to the El Paso lease termination and contractual full service rents to interest income; partially offset by

▪	a decrease of $2.3 million interest earned on U.S. Treasury and government sponsored agency securities purchased for debt defeasance in order to release the lien on properties securing the LaSalle Note I and Note II and Nomura Funding VI Note; and

▪	a decrease of $1.7 million in other income from legal settlement proceeds received in 2005 in connection with certain deed transfer taxes.
•	Equity in net income of unconsolidated companies decreased $27.4 million to $0.3 million primarily due to:
▪	a decrease of $15.9 million in Temperature-Controlled Logistics equity in net income primarily attributable to:
°	an increase of $6.8 million in debt related expense due to
➢	a prepayment fee related to Goldman Sachs debt defeasance of $4.6 million;

➢	a write-off of $2.2 million of unamortized deferred financing costs associated with the Goldman Sachs and Morgan Stanley debt paid off in 2006; and
°	an increase of $2.7 million related to adjustments for vacation accrual, workers’ compensation and legal expenses; and

°	a decrease of $5.7 million in operating margins, primarily in the transportation segment due to services with FEMA in 2005 in the wake of Hurricane Katrina.
▪	a decrease of $5.7 million in Other equity in net income primarily attributable to a decrease of income from the G2 and SunTx investments;

▪	a decrease of $3.6 million in Resort/Hotel equity in net income primarily attributable to a $3.0 million license fee from Canyon Ranch Living in Miami, Florida, of which our portion was $1.4 million, in the first quarter of 2005 and $2.2 million due to increased expenses in 2006 compared to 2005 associated with Canyon Ranch Operating, LLC; and

▪	a decrease of $2.3 million in Office equity in net income primarily due to a $0.8 million decline in operations at Bank One Center, a $0.7 million decrease in operations at Houston Center and a $0.5 million decrease related to the disposition of 5 Houston Center in December 2005.

Other Expenses
     Other expenses increased $4.5 million, or 1.3%, to $347.2 million for the year ended December 31, 2006, compared to $342.7 million for the year ended December 31, 2005. The primary components of the increase in other expenses are discussed below.
•	Corporate general and administrative costs decreased $5.4 million, or 10.7%, to $44.9 million primarily due to changes in the short-term incentive compensation plans and lower compensation expense associated with restricted units granted under our long-term incentive compensation plans in December 2004 and May 2005.

•	Interest expense decreased $2.4 million, or 1.8%, to $134.3 million due to an increase of $11.8 million in capitalized interest (from $21.9 million to $33.7 million); partially offset by an increase of $123.0 million in the weighted average debt balance (from $2.271 billion to $2.394 billion) and a 0.12 percentage point increase in the hedged weighted average interest rate (from 6.98% to 7.10%).

•	Extinguishment of debt expense decreased $2.2 million due to the write off of deferred financing costs, of which $0.7 million related to the joint venture or sale of real estate assets in 2005.

•	Depreciation and amortization expense increased $6.0 million, or 4.2%, primarily due to;
▪	an increase of $5.3 million related to additions to leasehold and building improvements and lease conversions; and

▪	an increase of $5.1 million due to the acquisition of Financial Plaza in January 2006; partially offset by

▪	a decrease of $2.3 million related to lease terminations in 2005; and

▪	a decrease of $2.0 million due to the joint venture of Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005.
•	Other expense increased $9.0 million to $13.0 million due primarily to legal and advisory fees for certain contemplated strategic alternatives.
Income Tax Benefit/Expense
     The $12.0 million increase in the income tax benefit for the year ended December 31, 2006, compared to the income tax expense of $8.5 million for the year ended December 31, 2005, is primarily due to a $10.8 million increased tax benefit due to decreases from 2005 to 2006 in taxable income of the Resort Residential Development Properties and a $2.1 million decrease in tax expense related to 2005 income from the G2 and SunTx investments.
Discontinued Operations
     Income from discontinued operations on assets sold and held for sale, net of minority interests and taxes, decreased $78.4 million to $13.8 million primarily due to:
•	a decrease of $74.8 million, net of minority interest and taxes due to an $89.2 million aggregate gain on the sale of four properties in 2005 compared to $14.4 million aggregate gain on sale of three properties in 2006; and

•	a decrease of $4.5 million income, net of minority interest and taxes, due to the reduction of net income associated with properties held for sale in 2006 compared to 2005.
Comparison of the year ended December 31, 2005 (Restated), to the year ended December 31, 2004 (Restated)
Property Revenues
     Total property revenues increased $17.9 million, or 1.8%, to $1,018.1 million for the year ended December 31, 2005, as compared to $1,000.2 million for the year ended December 31, 2004. The primary components of the increase in total property revenues are discussed below.
•	Office Property revenues decreased $103.0 million, or 21.6%, to $372.8 million, primarily due to:
▪	a decrease of $154.9 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004; partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005, and One Buckhead Plaza which was acquired in April 2005 and joint ventured in June 2005; partially offset by

▪	an increase of $26.9 million from the acquisition of Hughes Center in January through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

▪	an increase of $17.3 million resulting from third party management and leasing services and related direct expense reimbursements due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005;

▪	an increase of $6.2 million from the 42 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to a 2.6 percentage point increase in average occupancy (from 83.3% to 85.9%), increased expense recovery revenue related to the increase in occupancy and increased recoverable expenses, and increased parking revenue; partially offset by a decline in full service weighted average rental rates; and

▪	an increase of $2.2 million in net lease termination fees (from $9.0 million to $11.2 million) primarily due to the El Paso lease termination.
•	Resort Residential Development Property revenues increased $192.8 million, or 62.2%, to $502.7 million, primarily due to:
▪	an increase of $189.7 million in CRDI revenues primarily related to:
o	an increase of $239.5 million primarily related to product mix in lots and units available for sale in 2005 versus 2004 at Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Village in Lake Tahoe, California, and Creekside — Phase II, Creekside Townhomes, Brownstones — Phase I and Delgany, all in Denver, Colorado, which had sales in the twelve months ended December 31, 2005, but no sales in the same period 2004; partially offset by

o	a decrease of $47.3 million primarily related to product mix in lots and units available for sale in 2004 versus 2005 at Horizon Pass Townhomes in Bachelor Gulch, Colorado, Park Place, Park Tower and Central Platte Valley, all in Denver, Colorado, and Cresta Run in Edwards, Colorado, which had sales in the twelve months ended December 31, 2004, but no sales in the same period 2005; and

o	a net decrease of $4.0 million primarily related to product mix in lots and units available for sale in 2004 versus 2005 at Horizon Pass Lodge in Bachelor Gulch, Colorado, Old Greenwood Lots in Lake Tahoe, California, Creekside — Phase I in Denver, Colorado, and Main Street Station in Breckenridge, Colorado, which had sales in the twelve months ended December 31, 2004, but reduced sales in the same period 2005, partially offset by Gray’s Crossing and Old Greenwood Timeshares in Lake Tahoe, California, and Eagle Ranch in Eagle, Colorado, which had sales in the twelve months ended December 31, 2004, but increased sales in the same period 2005.
•	Resort/Hotel Property revenues decreased $71.9 million, or 33.5%, to $142.6 million, primarily due to:
▪	a decrease of $88.8 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $6.9 million in room revenue at the Luxury Resort and Spa Properties related to a 20% increase in revenue per available room (from $171 to $206) resulting from a 12% increase in average daily rate (from $285 to $319) and a 4 percentage point increase in occupancy (from 60% to 64%);

▪	an increase of $4.5 million in food and beverage, spa and other revenue at the Luxury Resort and Spa Properties primarily due to a 12 percentage point increase in occupancy (from 59% to 71%) at the Sonoma Mission Inn primarily related to the renovation of the 97 historic inn rooms which were out of service during the first two quarters of 2004;

▪	an increase of $2.8 million in room revenue at the Upscale Business-Class Hotel Properties primarily due to a 13% increase in revenue per available room (from $80 to $90) resulting from an increase of 6% in average daily rate (from $116 to $123) and a 4 percentage point increase in occupancy (from 69% to 73%); and

▪	an increase of $2.6 million in food and beverage and other revenue at the Upscale Business-Class Hotel Properties primarily related to the 4 percentage point increase in occupancy (from 69% to 73%) in conjunction with increased group volume.
Property Expenses
     Total property expenses increased $54.0 million, or 7.9%, to $739.3 million for the year ended December 31, 2005, as compared to $685.3 million for the year ended December 31, 2004. The primary components of the variances in property expenses are discussed below.
•	Office Property expenses decreased $38.4 million, or 16.4%, to $195.8 million, primarily due to:
▪	a decrease of $73.7 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005 and One Buckhead Plaza, which was acquired in April 2005 and joint ventured in June 2005; partially offset by

▪	an increase of $14.7 million related to the cost of providing third-party management services due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005, which are recouped by increased third party fee income and direct expense reimbursements;

▪	an increase of $10.7 million from the acquisition of Hughes Center in January through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

▪	an increase of $4.8 million in operating expenses of the 42 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in primarily due to increased administrative costs, utilities, general building and property taxes; and

▪	an increase of $4.5 million due to increased payroll and benefit costs and Sarbanes-Oxley compliance costs.
•	Resort Residential Development Property expenses increased $160.9 million, or 59.3%, to $432.2 million, primarily due to:
▪	an increase of $160.5 million in CRDI expenses primarily related to:
o	an increase of $207.3 million primarily related to product mix in lots and units available for sale in 2005 versus 2004 at Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Village in Lake Tahoe, California, and Creekside — Phase II, Creekside Townhomes, Brownstones — Phase I, and Delgany, all in Denver, Colorado, which had sales in the twelve months ended December 31, 2005, but no sales in the same period 2004; partially offset by

o	a decrease of $41.8 million primarily related to product mix in lots and units available for sale in 2004 versus 2005 at Horizon Pass Townhomes in Bachelor Gulch, Colorado, Park Place, Park Tower, and Central Platte Valley, all in Denver, Colorado, and Cresta Run in Edwards, Colorado, which had sales in the twelve months ended December 31, 2004, but no sales in the same period 2005; and

o	a net decrease of $5.5 million primarily related to product mix in lots and units available for sale in 2004 versus 2005 at Horizon Pass Lodge in Bachelor Gulch, Colorado, Old Greenwood Lots in Lake Tahoe, California, Creekside — Phase I in Denver, Colorado, and Main Street Station in Breckenridge, Colorado, which had sales in the twelve months ended December 31, 2004, but reduced sales in the same period 2005, partially offset by Gray’s Crossing and Old Greenwood Timeshares in Lake Tahoe, California, and Eagle Ranch in Eagle, Colorado, which had sales in the twelve months ended December 31, 2004, but increased sales in the same period 2005.
•	Resort/Hotel Property expenses decreased $68.5 million, or 38.1%, to $111.3 million, primarily due to:
▪	a decrease of $76.5 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $5.2 million in operating expenses at the Luxury Resort and Spa Properties primarily due to a 12 percentage point increase in occupancy at Sonoma Mission Inn (from 59% to 71%) primarily related to the renovation of the 97 historic inn rooms which were out of service during the first two quarters of 2004; and

▪	an increase of $2.7 million in operating expenses at the Upscale Business-Class Hotel Properties primarily related to a 9 percentage point increase in occupancy at Houston Renaissance (from 61% to 70%).
Other Income/Expense
     Total expenses increased $126.2 million, or 101.9%, to $250.0 million for the year ended December 31, 2005, compared to $123.8 million for year ended December 31, 2004. The primary components of the increase in total other income and expenses are discussed below.
Other Income
     Other income decreased $219.7 million, or 70.3%, to $92.6 million for the year ended December 31, 2005, as compared to $312.3 million for the year ended December 31, 2004. The primary components of the decrease in other income are discussed below.
•	Gain on joint venture of properties decreased $268.5 million, due primarily to:
▪	$265.8 million decrease due to the gain on the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties in 2004; and

▪	$4.9 million decrease due to the write-off of capitalized internal leasing costs related to prior year joint venture of properties; partially offset by

▪	$1.9 million increase due to the gain on the joint venture of Fullbright Tower and One Buckhead in 2005.
•	Income from investment land sales decreased $10.3 million due to the gain of $8.6 million on sales of two parcels of undeveloped investment land in 2005 compared to $18.8 million gain on sales of five parcels of undeveloped investment land in 2004.

•	Income from sale of investment in unconsolidated company increased $29.9 million due to the sale of our interests in the entity that owned the 5 Houston Center Office Property in 2005.

•	Interest and other income increased $11.3 million to $29.3 million primarily due to:
▪	$10.5 million interest from mezzanine loans;

▪	$3.7 million interest from U.S. Treasury and government sponsored agency securities purchased in December 2004 and January 2005 related to debt defeasance in order to release the lien on properties securing the LaSalle Note I and Nomura Funding VI Note; and

▪	$1.7 million increase in other income from legal settlement proceeds received in connection with certain deed transfer taxes; partially offset by

▪	$3.7 million received in 2004 from COPI pursuant to the COPI bankruptcy plan for notes receivable previously written off in 2001.
•	Equity in net income of unconsolidated companies increased $17.9 million to $27.6 million primarily due to:
▪	an increase of $18.2 million in Other equity in net income primarily attributable to an increase of $6.1 million of income from the G2 investment and an increase of $11.5 million of income from the SunTx investment; and

▪	an increase of $5.2 million in Office equity in net income primarily attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties; partially offset by

▪	a decrease of $6.0 million in Temperature-Controlled Logistics equity in net income primarily attributable to the gain on the sale of a portion of our interests in AmeriCold to The Yucaipa Companies in 2004.
Other Expenses
     Other expenses decreased $93.5 million, or 21.4%, to $342.6 million for the year ended December 31, 2005, compared to $436.0 million for the year ended December 31, 2004. The primary components of the decrease in other expenses are discussed below.
•	Extinguishment of debt expense decreased $40.4 million, or 94.8%, to $2.2 million due to:
▪	$17.5 million related to the securities purchased in excess of the debt balance to defease LaSalle Note I in connection with the joint venture of Office Properties in 2004;

▪	$17.5 million prepayment penalty associated with the payoff of the JP Morgan Chase Mortgage Loan in connection with the joint venture of Office Properties in 2004;

▪	$1.0 million mortgage prepayment fee associated with the payoff of the Lehman Brothers Holdings, Inc. Loan in connection with the joint venture of Office Properties in 2004; and

▪	$6.6 million write-off of deferred financing costs, of which $3.1 million related to the joint venture or sale of real estate assets in 2004; partially offset by

▪	$2.1 million write-off of deferred financing costs, of which $0.7 million related to the joint venture or sale of real estate assets in 2005.
•	Interest expense decreased $40.1 million, or 22.7%, to $136.7 million due to a decrease of $392.0 million in the weighted average debt balance (from $2,664 billion to $2,272 billion), partially offset by a .03 percentage point increase in the hedged weighted average interest rate (from 6.95% to 6.98%) and $3.0 million cash flow payments recorded as interest expense related to the Fountain Place transaction in June 2004.

•	Depreciation and amortization costs decreased $18.5 million, or 11.6%, to $141.4 million due to:
▪	$19.0 million decrease in Office Property depreciation expense, primarily due to:
°	$36.7 million decrease attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower which was acquired in December 2004 and subsequently joint ventured in February 2005 and One Buckhead Plaza which was acquired in April 2005 and subsequently joint ventured in June 2005; partially offset by

°	$13.2 million increase from the acquisitions of Hughes Center in January through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak, Fulbright Tower and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

°	$3.1 million increase primarily due to increased building and leasehold improvements; and
▪	$5.2 million decrease in Resort/Hotel Property depreciation expense primarily related to the joint venture of the Canyon Ranch Properties, partially offset by the reclassification of the Denver City Marriott Hotel Property from held for sale to held and used; partially offset by

▪	$6.6 million increase in Resort Residential Development Property depreciation expense primarily related to club amenities and golf course improvements at CRDI and Desert Mountain.
•	Amortization of deferred financing costs decreased $5.0 million, or 38.2%, to $8.1 million primarily due to the refinancing and modification of the Credit Facility in February 2005 and December 2005, partially offset by the reduction of the Fleet Fund I and II Term Loan in January 2004 and the payoff of the Lehman Capital Note in November 2004.

•	Impairment charges related to real estate assets decreased $4.1 million due to the impairment of $4.1 million related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse.

•	Corporate general and administrative costs increased $11.3 million, or 29.0%, to $50.4 million due primarily to an increase in compensation expense associated with restricted units granted under our long-term incentive compensation plans in December 2004 and May 2005.

Income Tax Expense/Benefit
     The $20.7 million decrease in the income tax benefit to an $8.5 million income tax expense for the year ended December 31, 2005, as compared to the income tax benefit of $12.2 million for the year ended December 31, 2004, is primarily due to:
•	$8.5 million decreased tax benefit on the Resort Residential Development Properties primarily attributable to the results of operations at CRDI;

•	$5.8 million decreased tax benefit on the Resort/Hotel Properties due to the contribution of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment and reduced taxable losses at the other properties;

•	$4.0 million tax expense related to income from our investment in SunTx; and

•	$2.8 million tax expense related to income from our investment in G2.
Discontinued Operations
     Income from discontinued operations on assets sold and held for sale, net of minority interests and taxes, increased $83.7 million to $92.3 million for the year ended December 31, 2005, due to:
•	an increase of $88.1 million, net of minority interest, primarily due to the $89.2 million gain on the sale of four properties in 2005; and

•	an increase of $2.0 million, net of minority interest, due to an aggregate $3.0 million impairment on three office properties in 2004 compared to $1.0 million impairment of Waterside Commons office property in 2005; partially offset by

•	a decrease of $6.4 million, net of minority interest, due to the reduction of net income associated with properties held for sale in 2005 compared to 2004.
Liquidity and Capital Resources
Overview
     Our primary sources of liquidity are cash flow from operations, our credit facility, construction loans and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through December 31, 2007 consists primarily of our normal operating expenses, maturity of our 7.5% senior unsecured notes dues September 2007, the 2007 Notes, recurring principal and interest payments on our debt, Resort Residential Development capital expenditures, capital expenditures for operating properties, potential redemption of restricted units from our Operating Partnership and distributions to our shareholders. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements other than the level of debt obligations maturing after December 31, 2007.
     We intend on using the proceeds from the substantial asset sales that we expect to make in accordance with our Strategic Plan which is discussed in the Overview to this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to address many of our long-term liquidity requirements early, including: retiring our 9.25% senior notes due April 2009, the 2009 Notes, selected mortgage debt, our Series B Preferred Shares and outstanding borrowings under our revolving credit facility. Additionally, if and when we sell our Resort Residential Development Properties, we expect to eliminate all related construction debt as well as future Resort Residential capital expenditures.
Short-Term Liquidity
     We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred shares, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2007. The cash flow from our Resort Residential Development Segment is cyclical in nature and primarily realized in the last quarter of each year. While we expect to sell virtually all of the investments comprising this segment in 2007, we may meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility, additional borrowings or asset sales in accordance with our Strategic Plan. As of December 31, 2006, we had up to $239.3 million of borrowing capacity available under our credit facility. If our Board of Trustees continues to declare distributions on our common shares at current levels, our cash flow from operations, after payments discussed above, is not expected to fully cover such distributions on our common shares in 2007. However, as part of our Strategic Plan, we intend to align our distributions with industry-accepted pay-out ranges to allow for retention of capital for growth. We will communicate our distribution plans as we execute asset sales. In the meantime, we intend to use proceeds from any asset sales and joint ventures and borrowings under our credit facility to cover any distribution shortfall.
     In addition, through December 31, 2007, we may make capital expenditures that are not in the ordinary course of operations of our business of approximately $140.3 million, primarily relating to new developments of investment property. We anticipate funding these short-term liquidity requirements primarily through construction loans and borrowings under our credit facility and any asset sales. As of December 31, 2006, we also had maturing debt obligations of $750.0 million through December 31, 2007, made up primarily of the maturity of the 2007 Notes, the GACC Note (which has three one-year extension options), Funding I Defeasance (to be repaid from proceeds of defeasance investments), the Mass Mutual Note and the KeyBank II loan. The 2007 Notes are expected to be repaid using proceeds from asset sales in accordance with our Strategic Plan. We intend to refinance or pay off with asset sales the Mass Mutual and KeyBank II loans. In addition, $108.3 million of these maturing debt obligations relate to the Resort Residential Development Segment and are expected to be repaid with the sales of the corresponding land or units or are expected to be refinanced with additional debt facilities. The remaining maturities consist primarily of normal principal amortization and are expected to be met with cash flow from operations.

Long-Term Liquidity
     Our long-term liquidity requirements as of December 31, 2006, consist primarily of $1.5 billion of debt maturing after December 31, 2007, some of which we expect to repay in 2007 from asset sales as discussed above. We anticipate meeting these obligations, to the extent that these obligations remain outstanding after we have fully implemented our Strategic Plan, primarily through refinancing maturing debt with long-term secured and unsecured debt, construction loans and through other debt and equity financing alternatives, as well as cash proceeds from joint ventures.
     We anticipate that long-term liquidity requirements will also include amounts required for future unidentified property acquisitions, mezzanine notes and capital expenditures. Property acquisitions and capital expenditures are expected to be funded with any cash reserves remaining from asset sales made in accordance with our Strategic Plan, available cash flow from operations, borrowings under our credit facility, construction and permanent secured financing, other debt and equity financing alternatives, as well as cash proceeds from future asset sales and joint ventures. Mezzanine notes are expected to be funded with borrowings under our credit facility and through the use of our warehouse facilities governed by repurchase agreements.
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
     During the year ended December 31, 2006, our cash flow from operations was insufficient to fully cover the distributions on our common shares. We funded this shortfall primarily with a combination of proceeds from asset sales and borrowings under our credit facility.

For the year ended
(in millions)	December 31, 2006
Cash used in Operating Activities	$(102.8)
Cash provided by Investing Activities	216.8
Cash used in Financing Activities	(122.7)

Decrease in Cash and Cash Equivalents	$(8.7)
Cash and Cash Equivalents, Beginning of Period	86.2

Cash and Cash Equivalents, End of Period	$77.5

Operating Activities
     Our cash used in operating activities of $102.8 million is attributable to Property operations.
Investing Activities
     Our cash provided by investing activities of $216.8 million is primarily attributable to:
•	$186.4 million proceeds from defeasance investment maturities and other securities, primarily due to the maturity of the securities securing the LaSalle Note II which was repaid in March 2006 and the sale of our available for sale marketable securities;

•	$102.9 million proceeds from sale of investment in unconsolidated company due to our sale of the Four Westlake Park, Three Westlake Park, Bank One Center and Chase Tower Office Properties, on behalf of the joint ventures in which we had an interest;

•	$103.9 million proceeds from property sales due to the sale of our interest in the Paseo Del Mar Office Property, the sale of the Waterside Commons Office Property, and the sale of the JPI Multi-Family Investments luxury apartment project;

•	$81.3 million return of investment in unconsolidated companies, primarily due to the distributions received from AmeriCold Realty Trust, Main Street Partners, L.P., Blue River Land Company, LLC and Redtail Capital Partners, L.P.;

•	$69.0 million decrease in notes receivable, primarily due to the repayment of five of our mezzanine loans, offset by four new mezzanine loans; and

•	$9.6 million decrease in restricted cash.

     The cash provided by investing activities is partially offset by:
•	$138.2 million for the development of investment properties, due to the development of the JPI Multi-Family Investments luxury apartment project, Paseo del Mar and Parkway at Oakhill office developments, Ritz-Carlton Hotel development and 3883 Hughes Parkway office development;

•	$68.7 million for non-revenue enhancing tenant improvement and leasing costs for Office Properties;

•	$47.6 million of property improvements for Office and Resort/Hotel Properties;

•	$30.7 million for the acquisition of investment properties, primarily due to the acquisition of the Financial Plaza Office Property in January 2006;

•	$27.6 million for development of amenities at the Resort Residential Development Properties; and

•	$23.5 million additional investment in unconsolidated companies, primarily related to our investment in Riverfront Village and Redtail Capital Partners, L.P.
Financing Activities
     Our cash used in financing activities of $122.7 million is primarily attributable to:
•	$193.2 million payments under other borrowings, primarily due to the pay off of the LaSalle Note II funded by proceeds from the maturity of defeasance investments, the pay off of the FHI Finance loan, pay down of the Morgan Stanley note and principal payments related to other debt agreements;

•	$184.1 million distributions to common shareholders and unitholders;

•	$116.0 million net paydowns under our credit facility;

•	$32.0 million distributions to preferred shareholders;

•	$18.6 million capital distributions to joint venture partners, primarily due to distributions to JPI Multi-Family Investments, L.P., Desert Mountain and Fairmont Sonoma Mission Inn; and

•	$4.1 million debt financing costs, primarily due to the Bank of America loan secured by the Fairmont Sonoma Mission Inn and the Goldman Sachs and Morgan Stanley repurchase agreements secured by mezzanine loans.
     The cash used in financing activities is partially offset by:
•	$282.4 million proceeds from other borrowings, primarily due to the Key Bank loan secured by distributions from Funding III, IV & V, the Bank of America loan secured by the Fairmont Sonoma Mission Inn, the Morgan Stanley and Goldman Sachs repurchase agreements secured by mezzanine loans and construction draws on our Office developments and The Ritz-Carlton hotel development;

•	$111.2 million net proceeds from borrowings for construction costs at the Resort Residential Development Properties;

•	$23.1 million proceeds from the exercise of share and unit options; and

•	$8.6 million proceeds from capital contributions from our joint venture partners.

Liquidity Requirements
Contractual Obligations
     The table below presents, as of December 31, 2006, our future scheduled payments due under these contractual obligations.

	Payments Due by Period
(in millions)	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 yrs

Long-term debt(1)(4)
Principal payments	$2,296.4	$750.0	$1,008.4	$321.5	$216.5
Interest payments	511.3	152.0	155.9	47.6	155.8
Share of unconsolidated debt	705.6	38.6	61.8	185.1	420.1

Ground lease obligations	147.0	1.9	3.8	4.0	137.3

Operating lease obligations (2)	46.0	39.1	6.9	—	—
Share of unconsolidated operating lease obligations	13.4	11.4	2.0	—	—

Significant capital expenditure obligations (3)	145.3	140.3	5.0	—	—

Total contractual obligations	$3,865.0	$1,133.3	$1,243.8	$558.2	$929.7

(1)	Amounts include scheduled principal and interest payments for consolidated debt. We estimate variable rate debt interest payments using the interest rate as of December 31, 2006. Additionally, we have letters of credit issued under our credit facility of $9.5 million which reduces our borrowing capacity. These letters of credit are excluded from the table above as management believes that this obligation is not reasonably likely to occur.

(2)	As part of our ongoing operations, we execute operating lease agreements which generally provide tenants with leasehold improvement allowances and other lease concessions. In addition, we generally pay lease commissions to cooperating third-party brokers. Total committed but unfunded operating lease obligations as of December 31, 2006 are reflected in the above table.

(3)	For further detail of significant capital expenditure obligations, see table under “Significant Capital Expenditures” in this Item 7.

(4)	We intend on using the proceeds from the substantial asset sales that we expect to make in accordance with our Strategic Plan which is discussed in the Overview section to this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to address many of our long-term liquidity requirements early, including: retiring our 9.25% senior notes due April 2009, the 2009 Notes, selected mortgage debt, our Series B Preferred Shares and outstanding borrowings under our revolving credit facility. Additionally, if and when we sell our Resort Residential Development Properties, we expect to eliminate all related construction debt as well as future Resort Residential capital expenditures.
     We also pay preferred distributions to our Series A and Series B Preferred shareholders. The distributions per Series A Preferred share was $1.6875 per preferred share annualized, or $23.9 million for the year ended December 31, 2006. The distributions per Series B Preferred share was $2.3750 per preferred share annualized, or $8.1 million for the year ended December 31, 2006.
Debt Financing Summary
     The following table shows summary information about our debt, including our pro rata share of unconsolidated debt, as of December 31, 2006. Listed below are the aggregate required principal payments by year as of December 31, 2006, excluding any extension options. Scheduled principal installments and amounts due at maturity are included.

						Share of
	Secured	Defeased	Unsecured		Consolidated	Unconsolidated
(in thousands)	Debt	Debt	Debt		Debt	Debt	Total
2007	$399,719	$100,279	$250,000		$749,998	$38,613	$788,611
2008	234,290	289	118,000	(1)	352,579	43,465	396,044
2009	280,489	320	375,000		655,809	18,279	674,088
2010	134,043	6,337	—		140,380	17,761	158,141
2011	181,120	—	—		181,120	167,303	348,423
Thereafter	139,151	—	77,321		216,472	420,177	636,649

	$1,368,812	$107,225	$820,321		$2,296,358	$705,598	$3,001,956

(1)	Borrowings under the credit facility.

Significant Capital Expenditures
     As of December 31, 2006, we had unfunded capital expenditures of approximately $145.3 million relating to capital investments that are not in the ordinary course of operations of our business segments. The table below specifies:
•	our requirements for capital expenditures (not factoring in project level financing);

•	the amounts funded as of December 31, 2006, on a cash basis; and

•	amounts remaining to be funded (future funding classified between short-term and long-term capital requirements).

		Amount Spent			Capital Expenditures
	Total	as of	Amount		Short-Term	Long-Term
	Project	December 31,	Remaining To		(Next 12	(12+
(in millions) Project	Cost (1)	2006	Spend		Months) (2)	Months) (2)
Consolidated:
Office Segment
3883 Hughes Center (3)	$73.0	$56.6	$16.4		$16.4	$—
Parkway at Oakhill(4)	24.6	13.1	11.5		6.5	5.0

Resort Residential Development Segment
Ritz-Carlton Highlands (5)	402.2	22.3	8.0	(6)	8.0	—
Tahoe Mountain Club (7)	107.2	92.2	15.0		15.0	—
The Ritz-Carlton – Phase I(8)	211.6	120.9	90.7		90.7	—
The Ritz-Carlton – Phase II(9)	136.8	14.2	—	(10)	—	—

Resort/Hotel Segment
Park Hyatt Beaver Creek(11)	26.6	22.9	3.7		3.7	—

Total	$982.0	$342.2	$145.3		$140.3	$5.0

(1)	All amounts are approximate.

(2)	Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)	We have committed to a first phase office development of 239,000 square feet on land that we own within the Hughes Center complex. We expect to complete the building in the first quarter of 2007. We closed a $52.3 million construction loan in the third quarter of 2005.

(4)	In March 2006, we entered into a joint venture agreement with Champion Partners. The joint venture has committed to develop a 144,380 square-foot, two-building office complex in Austin, Texas. The joint venture has a $18.3 million construction loan to fund construction of this project. Amounts in the table represent our portion (90%) of total project costs. The development is scheduled to be completed in first quarter 2007.

(5)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop a 172 room luxury hotel in Lake Tahoe, California. The new luxury property will also include the Ritz-Carlton Residences.

(6)	The funding of future potential capital expenditures is dependent upon obtaining a certain level of unit pre-sales, construction financing and assumes we will obtain a joint venture partner for 60% of the equity. In the interim, we have committed up to an additional $8.0 million in development costs on the project.

(7)	As of December 31, 2006, we had invested $92.2 million in Tahoe Mountain Club, which includes the acquisition of land and development of golf courses and club amenities. This table includes the development planned for 2007 only. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs.

(8)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas. The development plans include a Ritz-Carlton with approximately 218 hotel rooms and 70 residences. Construction on the development is anticipated to be completed in the third quarter of 2007. We have a $169.0 million construction line of credit from KeyBank for the construction of this project.

(9)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop an additional 96 Ritz-Carlton residences and 4 townhomes adjacent to the Phase I development.

(10)	The funding of future potential capital expenditures is dependent upon obtaining a certain level of unit pre-sales and construction financing.

(11)	In April 2006, we began renovations at the Park Hyatt Beaver Creek in Avon, Colorado, which consist of the addition of air conditioning, upgrades to the common areas and taking 30 rooms out of service to expand the Allegria Spa within the hotel. The spa expansion and common area upgrade were completed in December 2006.

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
     The following table presents the amount of restricted unit grants, vested restricted units and the redemption amount by year.

				Vested Unit
				Redemption Value		Redeemable at
(dollars in				at December 31,		December 31,	Redeemable in
thousands)	Granted(1)	Vested(1)	Redeemed	2006 (2)		2006	2007	2008

2004 Plan	3,568,500	2,147,500	206,750	$38,329		$35,278	$3,051	$—
2005 Plan	2,187,500	437,500	—	8,641	(3)	—	8,542	99

	5,756,000	2,585,000	206,750	$46,970		$35,278	$11,593	$99

(1)	Amounts listed in common share equivalents and are net of forfeitures.

(2)	Vested units may be exchanged for cash unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares for each such restricted unit. Redemption value based on Crescent’s closing stock price at December 31, 2006.

(3)	Amount is redeemable beginning May 16, 2007.
Off-Balance Sheet Arrangements — Guarantee Commitments
     Our guarantees in place as of December 31, 2006, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	December 31, 2006	December 31, 2006
CRDI – U.S. Bank National Association(1)	$14,346	$20,393
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (2)	7,840	7,840
Fresh Choice, LLC(3)	1,000	1,000

Total Guarantees	$23,186	$29,233

(1)	We entered into a Payment and Completion Guaranty with U.S. Bank National Association for the repayment of bonds that were issued by the Northstar Community Housing Corporation to fund construction of an employee housing project. The initial guaranty of $20.4 million decreases to $5.1 million once construction is complete and certain conditions are met and decreases further and is eventually released as certain debt service coverage ratios are achieved.

(2)	We provide a $7.8 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(3)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.
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

Debt and Equity Financing
The significant terms of our primary debt financing arrangements existing as of December 31, 2006, are shown below:

			Balance
			Outstanding at	Interest Rate at
	Secured	Maximum	December 31,	December 31,
Description(1)	Asset	Borrowings	2006	2006		Maturity Date
Secured Fixed Rate Debt:
AEGON Partnership Note	Greenway Plaza	$242,290	$242,290	7.53%		July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000	4.88		October 2015
Bank of America Note I	Fairmont Sonoma Mission Inn	55,000	55,000	5.40		February 2011
Morgan Stanley I	The Alhambra	50,000	50,000	5.06		October 2011
Allstate Life Note	Financial Plaza	38,949	38,949	5.47		October 2010
Bank of America Note II	The BAC – Colonnade Building	37,439	37,439	5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Mass Mutual Note	3800 Hughes	32,203	32,203	7.75		July 2007
Northwestern Life Note	301 Congress	26,000	26,000	4.94		November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755	4.98		September 2011
Allstate Note (2)	3993 Hughes	24,025	24,025	6.65		September 2010
Metropolitan Life Note VI (2)	3960 Hughes	22,074	22,074	7.71		October 2009
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	40,690	40,690	2.90 to 13.75		July 2007 to Dec. 2016
Secured Fixed Rate Defeased Debt (3):
LaSalle Note I	Funding I Defeasance	100,017	100,017	7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,208	7,208	10.07		July 2010

Subtotal/Weighted Average		$904,150	$904,150	6.38%

Unsecured Fixed Rate Debt:
The 2009 Notes		$375,000	$375,000	9.25%		April 2009
The 2007 Notes		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000	8.55%

Secured Variable Rate Debt:
GACC Note (4)	Funding One Assets	$165,000	$165,000	6.82%		June 2007
Morgan Stanley II (5)(6)	Mezzanine Investments	100,000	22,311	7.37		March 2009
Goldman Sachs(6)(7)	Mezzanine Investments	100,000	10,000	6.72		May 2009
KeyBank II	Distributions from Funding III, IV and V	75,000	75,000	7.35		June 2007
National Bank of Arizona	DMDC Assets	30,000	15,654	8.75		October 2007
Acquisition and other obligations	Various Office and Other Assets	13,416	13,416	6.60 to 6.63		February 2008 to December 2012
Secured Variable Rate Construction Debt:
KeyBank I (4)	Ritz-Carlton Dallas Construction	169,000	80,296	7.60		July 2008
JP Morgan Chase	Northstar Big Horn Construction	84,918	56,342	7.75		October 2007
Societe Generale I (8)	3883 Hughes Construction	52,250	30,587	7.22		September 2008
FirstBank of Vail	Village Walk Construction	41,782	14,041	7.75		February 2008
US Bank II	Northstar Trailside Construction	36,000	1,991	8.10		March 2009
US Bank I (9)	Beaver Creek Landing Construction	33,400	16,446	7.10		February 2008
California Bank & Trust(10)	One Riverfront Construction	27,500	13,861	8.38		March 2008
JP Morgan Chase Bank	Old Greenwood Construction	20,999	16,150	8.25		March 2007
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	73,077	40,792	7.45 to 9.25		June 2007 to December 2010

Subtotal/Weighted Average		$1,022,342	$571,887	7.39%

Unsecured Variable Rate Debt:
Credit Facility (11)		$366,759	$118,000	6.95%		February 2008
Junior Subordinated Notes		51,547	51,547	7.38		June 2035
Junior Subordinated Notes		25,774	25,774	7.38		July 2035

Subtotal/Weighted Average		$444,080	$195,321	7.12%

Total/Weighted Average		$2,995,572	$2,296,358	7.29	%(12)

Average remaining term				3.1 years

(1)	For more information regarding the terms of our debt financing arrangements and the method of calculation of the interest rate for our variable rate debt, see Note 12, “Notes Payable and Borrowings under Credit Facility,” included in Item 8, “Financial Statements and Supplementary Data.”

(2)	Includes a portion of total premiums of $2.2 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio.

(3)	We purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from defeasance investments (principal and interest) matches the total debt service payment of the loans.

(4)	This loan has three one-year extension options.

(5)	The investments can be financed through March 2008, after which four equal payments are due quarterly. The loan has a provision for a one-year extension which is subject to Morgan Stanley’s approval.

(6)	The loans supporting these facilities are subject to daily valuations by Morgan Stanley and Goldman Sachs, respectively. We are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(7)	The investments can be financed through May 2009. The financing and maturity can be extended one year subject to Goldman Sachs’ approval.

(8)	This loan has two one-year extension options.

(9)	This loan has one six-month extension option.

(10)	This loan has one one-year extension option.

(11)	The Credit Facility has a maximum borrowing capacity of $366.8 million. The $118.0 million outstanding at December 31, 2006, excludes letters of credit issued under the facility of $9.5 million. We are also subject to financial covenants, which include minimum debt service ratios, maximum leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio.

(12)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.27%.

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
     As of December 31, 2006, no event of default had occurred. Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the year ended December 31, 2006, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
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
     In order to reduce our exposure to counterparty-related risk, our goal is to enter into repurchase agreements with multiple financial institutions, all of whom have investment-grade long-term debt ratings. As of December 31, 2006, we had outstanding repurchase obligations under two repurchase agreements totaling $32.3 million with a weighted average borrowing rate of 7.17%.

Derivative Instruments and Hedging Activities
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of December 31, 2006, we had interest rate swaps and interest rate caps designated as cash flow hedges, which are accounted for in conformity with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
     The following table shows information regarding the fair value of our interest rate swaps and caps designated as cash flow hedge agreements, which are included in the “Other assets, net” and “Accounts payable, accrued expenses and other liabilities” line items in the Consolidated Balance Sheets, and additional interest expense and unrealized gains (losses) recorded in Accumulated other comprehensive income, or OCI, for the year ended December 31, 2006.

					Additional	Change in
					(Reduction)	Unrealized Gains
Effective Date	Notional Amount	Maturity Date	Reference Rate	Fair Market Value	Interest Expense	(Losses) in OCI
(in thousands)
Interest rate swaps
2/15/03	$100,000	2/15/06	3.26%	$—	$(147)	$(138)
2/15/03	100,000	2/15/06	3.25%	—	(148)	(139)
9/02/03	200,000	9/01/06	3.72%	—	(1,603)	(1,264)
1/17/05	—	10/16/06	3.74%	—	— (1)	(205)
4/25/06	79,761	12/26/07	5.20%	3	— (1)	3
9/29/06	200,000	9/4/07	5.20%	56	(66)	56

				$59	$(1,964)	$(1,687)

Interest rate caps
1/07/05	$7,800	2/01/08	6.00%	—	4	(1)

				$59	$(1,960)	$(1,688)

(1)	A portion of the interest on the debt that this swap is hedging is capitalized.
     In addition, three of our unconsolidated companies have interest rate caps and swaps designated as cash flow hedges of which our portion of change in unrealized losses reflected in OCI was $0.1 million for the year ended December 31, 2006.
Unconsolidated Debt Arrangements
     As of December 31, 2006, the total debt of the unconsolidated joint ventures and investments in which we have ownership interests was $2.3 billion, of which our share was $705.6 million. We guaranteed $1.0 million of this debt as of December 31, 2006. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 10, “Investments in Unconsolidated Companies,” of Item 1, “Financial Statements and Supplementary Data.”
Share Repurchase Program
     We commenced our share repurchase program in March 2000. On October 15, 2001, our Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions. There were no share repurchases under the program for the year ended December 31, 2006. As of December 31, 2006, we had repurchased 20,256,423 common shares under the share repurchase program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. All repurchased shares were recorded as treasury shares.
Shelf Registration Statement
     On October 29, 1997, we filed a shelf registration statement with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate. As of March 5, 2007, approximately $510.0 million was available under the shelf registration statement for the issuance of securities.

Unconsolidated Investments
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of December 31, 2006.

Our Ownership
as of
Entity	Classification	December 31, 2006
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0% (1)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0% (2) (3)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0% (4) (3)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9% (5) (3)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9% (5) (3)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9% (5) (3)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9% (6) (3)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9% (6) (3)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9% (6) (3)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0% (7) (3)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0% (8) (3)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9% (9) (3)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7% (10)
CR Operating, LLC	Resort/Hotel	48.0% (11)
CR Spa, LLC	Resort/Hotel	48.0% (11)
East West Resort Development XIV, L.P., L.L.L.P.	Resort Residential Development	26.8% (12)
Blue River Land Company, LLC	Resort Residential Development	33.2% (13)
EW Deer Valley, LLC	Resort Residential Development	35.7% (14)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	26.5% (15)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0% (16) (3)
Fresh Choice, LLC	Other	40.0% (17)
G2 Opportunity Fund, L.P. (G2)	Other	12.5% (18)

(1)	The remaining 60% interest is owned by an affiliate of Hines.

(2)	The remaining 60% interest is owned by an affiliate of a fund managed by JP Morgan Investment Management, Inc., or JPM.

(3)	We have negotiated performance based incentives, which we refer to as promoted interest, which allow for additional equity to be earned if return targets are exceeded.

(4)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(5)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of General Electric, or GE.

(6)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(7)	The remaining 70% interest is owned by an affiliate of GE.

(8)	The remaining 70% interest is owned by affiliates of JPM.

(9)	The partnership is owned by Crescent Big Tex III, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(10)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(11)	The remaining 52% interest is owned by the founders of Canyon Ranch and their affiliates. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(12)	We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital and return of our capital. The remaining 73.2% economic interest is owned by parties unrelated to us. East West Resort Development XIV, L.P., L.L.L.P. was formed to co-develop a hotel and condominiums in Avon, Colorado.

(13)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, LLC was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(14)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, LLC was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, LLC was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(15)	Of the remaining 73.5%, approximately 42.5% is owned by SunTx Capital Partners, L.P. and the remaining 31.0% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.3% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(16)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(17)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(18)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

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
     Impairments. Real estate, leasehold improvements and intangible assets are classified as long-lived assets held for sale or long-lived assets to be held and used. Assets classified as held and used are evaluated for impairment when events or circumstances indicate that the carrying amount may not be recoverable. When expected undiscounted cash flows are less than the carrying value of a Property and we do not expect to recover our carrying costs, an impairment loss is recognized. For Properties classified as held for use, we reduce carrying costs to fair value. For Properties held for disposition, we reduce carrying costs to the fair value less estimated selling costs in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our estimates of cash flows of the Properties requires us to make assumptions related to future rental rates, occupancies, operating expenses, the ability of our tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of our Properties. Any changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses.
     Goodwill is reviewed for impairment at least annually, using the fair value based test prescribed by SFAS No. 142, Goodwill and Other Intangible Assets. Our impairment review is judgmental and involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flow methods and are dependent upon assumptions of future sales trends, market conditions, future cash flow and applicable discount rates. A change in these underlying assumptions could cause a change in the results of our analysis and, as such, could cause the fair value to be less than the respective carrying amount. Such an event would result in recognition of impairment losses.
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
     Acquisition of operating properties. We allocate the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, Business Combinations. We initially record the allocation based on a preliminary purchase price allocation with adjustments recorded during the allocation period, not to exceed one year from the acquisition.
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
     The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the unamortized in-place tenant improvement allowances. Management’s estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance, and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements, and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.

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
     Should a tenant terminate its lease, the unamortized portion of the costs to execute similar leases, in-place lease value and the customer relationship value and above-market and below-market lease values would be charged to expense.
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

     Consolidation of Variable Interest Entities. We perform evaluations of each of our investments, investment partnerships, real estate partnerships, mezzanine investments and joint ventures to determine if the associated entities constitute a Variable Interest Entity, or VIE, as defined under Interpretations 46 and 46R, “Consolidation of Variable Interest Entities,” or FIN 46 and 46R, respectively. In general, a VIE is an entity that has (i) an insufficient amount of equity for the entity to carry on its principal operations, without additional subordinated financial support from other parties, (ii) a group of equity owners that are unable to make decisions about the entity’s activities, or (iii) equity that does not absorb the entity’s losses or receive the benefits of the entity. If any one of these characteristics is present, the entity is subject to FIN 46R’s variable interests consolidation model.
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
     For entities that do not constitute VIE’s, we consider other GAAP, as required, determining (i) consolidation of the entity if our ownership interests comprise a majority of its outstanding voting stock or otherwise control the entity, or (ii) application of the equity method of accounting if we do not have direct or indirect control of the entity, with the initial investment carried at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions to and from these entities. Further, we evaluate, under EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, entities for which we have a general partner interest to determine the nature of limited partners’ rights in assessing whether those rights overcome the presumption that we control the limited partnership entity.
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
     Mezzanine notes are reviewed for potential impairment at each balance sheet date. A mezzanine note is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the mezzanine note contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the mezzanine note to the present value of the expected cash flows or the fair value of the collateral. If a mezzanine note was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
Impact of New Accounting Standards
     SFAS No. 123R. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We were required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Additionally, our prior interim periods and fiscal years do not reflect any restated amounts due to the adoption of SFAS No. 123R. We estimate an additional

$0.2 million of expense will be recorded for the year ended December 31, 2007, for stock and unit options due to the adoption of SFAS No. 123R.
     EITF 04-5. In June 2005, the EITF ratified the consensus in Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5), which states that the general partner in a limited partnership is presumed to control that limited partnership. This presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business and thereby preclude the general partner from exercising unilateral control over the partnership. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5.
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
     FASB Interpretation 48. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We expect to record less than $1.0 million as a cumulative effect adjustment to beginning “Accumulated Deficit” as of January 1, 2007 from the adoption of FIN 48.
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
     SAB No. 108. In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108), which is effective for fiscal years ending after November 15, 2006. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. The adoption of SAB No. 108 did not have an impact to our financial condition or results of operations.
     EITF 06-8. At its November 2006 meeting, the EITF ratified the consensus regarding Issue No. 06-8 (EITF 06-8), Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales Of Condominiums. EITF 06-8 is effective for annual periods beginning after March 15, 2007. The scope of EITF 06-8 is limited to the sale of individual units in a condominium project and requires an entity to evaluate the adequacy of the buyer’s initial and continuing investment for purposes of determining whether the sales price is collectible as required to recognize profit using the percentage-of-completion method under paragraph 37 of Statement 66. If the buyer does not meet the initial and continuing investment criteria, the guidance requires use of the deposit method to recognize profit. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 06-8.

Funds from Operations
FFO, as used in this document, means:
•	Net Income (Loss) – determined in accordance with GAAP;

•	excluding gains (or losses) from sales of depreciable operating property;

•	excluding extraordinary items (as defined by GAAP);

•	plus depreciation and amortization of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.
     We calculate FFO available to common shareholders – diluted in this manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Common Shareholders and we include the effect of operating partnership unitholder minority interests.
     The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We consider FFO available to common shareholders – diluted and FFO appropriate measures of performance for an equity REIT and for its investment segments. However, FFO available to common shareholders – diluted and FFO should not be considered an alternative to net income determined in accordance with GAAP as an indication of our operating performance.
     Accordingly, we believe that to facilitate a clear understanding of our consolidated historical operating results, FFO available to common shareholders – diluted should be considered in conjunction with our net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, our measure of FFO available to common shareholders – diluted may not be comparable to similarly titled measures of other REITs because these REITs may apply the definition of FFO in a different manner than we apply it.

Consolidated Statements of Funds from Operations

	For the years ended December 31,
	2006	2005
(dollars in thousands)		(Restated)
Net income	$33,433	$101,585
Adjustments to reconcile net income to funds from operations available to common shareholders — diluted:
Depreciation and amortization of real estate assets	132,139	131,392
Gain on property sales	(28,847)	(102,803)
Gain from sale of development operating property	(16,221)	(13,369)
Gain from promoted interest	(22,575)	(13,579)
Adjustment for investments in unconsolidated companies:
Office Properties	21,217	18,872
Resort Residential Development Properties	(10,616)	(5,543)
Resort/Hotel Properties	4,773	3,881
Temperature-Controlled Logistics Properties	17,917	18,210
Unitholder minority interest	266	12,379
Series A Preferred Share distributions	(23,963)	(23,963)
Series B Preferred Share distributions	(8,075)	(8,075)

Funds from operations available to common shareholders – diluted(1) (2)	$99,448	$118,987

Investment Segments:
Office Properties	$231,248	$209,715
Resort Residential Development Properties	12,422	45,486
Resort/Hotel Properties	36,150	34,440
Temperature-Controlled Logistics Properties	2,249	18,444
Other:
Corporate general and administrative	(44,918)	(50,363)
Interest expense	(135,457)	(136,664)
Series A Preferred Share distributions	(23,963)	(23,963)
Series B Preferred Share distributions	(8,075)	(8,075)
Income from mezzanine loans and other loans	29,674	10,618
Other(3)	118	19,349

Funds from operations available to common shareholders — diluted(1) (2)	$99,448	$118,987

Basic weighted average shares outstanding	102,055	100,179
Diluted weighted average shares and units outstanding(4)	122,980	118,836

(1)	To calculate basic funds from operations available to common shareholders, deduct unitholder minority interest.

(2)	In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO available to common shareholders — as adjusted, which includes adjustments to exclude extinguishment of debt and impairment charges related to real estate assets and include the impact of gain on sale of developed properties and promoted interest. We provide this additional information because management utilizes it, in addition to FFO available to common shareholders – diluted, in making operating decisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

	For the years ended December 31,
(dollars in thousands)	2006	2005
FFO available to common shareholders – diluted – NAREIT	$99,448	$118,987
Debt extinguishment charges related to the sale of real estate assets	—	729
Impairment charges related to real estate assets	125	1,047
Promoted interests related to the sale of investment in unconsolidated companies	22,575	13,579
Gain from sale of development operating property	16,221	13,369

FFO available to common shareholders – diluted – as adjusted	$138,369	$147,711

(3)	Includes income from investment land sales, interest and other income, extinguishment of debt, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets, and amortization of deferred financing costs.

(4)	See calculations for the amounts presented in the reconciliation following this table.

     The following schedule reconciles our basic weighted average shares to the diluted weighted average shares/units in share equivalents presented above:

	For the years
	ended December 31,
(shares/units in share equivalents in thousands)	2006	2005
Basic weighted average shares:	102,055	100,179
Add: Weighted average units in share equivalents	19,461	17,833
Restricted shares and share and unit options in share equivalents	1,464	824

Diluted weighted average shares and units	122,980	118,836

     The following table reconciles the “As Previously Reported” to the “As Restated” Consolidated Statement of Funds from Operations for the year ended December 31, 2005. This table reflects the impact of the restated financial data discussed in Item 8., “Financial Statements and Supplementary Data,” Note 1, Organization and Basis of Presentation, associated with the Calculation of Minority Interest, the Redeemable Fees for Club Member Services and the Classification of Club Membership Intangible Asset matters.
Consolidated Statement of Funds from Operations

	For the year ended December 31, 2005
			As Reported with
	As Previously	Discontinued	Discontinued	Restatement
(in thousands)	Reported	Operations	Operations	Adjustments	As Restated

Net income	$95,307	$—	$95,307	$6,278	$101,585
Adjustments to reconcile net income to funds from operations available to common shareholders — diluted:
Depreciation and amortization of real estate assets	131,392	—	131,392	—	131,392
Gain on property sales	(102,803)	—	(102,803)	—	(102,803)
Gain from sale of development operating property	(13,369)	—	(13,369)	—	(13,369)
Gain from promoted interest	(13,579)	—	(13,579)	—	(13,579)

Office Properties	18,872	—	18,872	—	18,872
Resort Residential Development Properties	(5,468)	—	(5,468)	(75)	(5,543)
Resort/Hotel Properties	3,881	—	3,881	—	3,881
Temperature-Controlled Logistics Properties	18,210	—	18,210	—	18,210
Unitholder minority interest	16,964	—	16,964	(4,585)	12,379
Series A Preferred Share distributions	(23,963)	—	(23,963)	—	(23,963)
Series B Preferred Share distributions	(8,075)	—	(8,075)	—	(8,075)

Funds from operations available to common shareholders – diluted	$117,369 (1)	$—	$117,369	$1,618	$118,987

Investment Segments:
Office Properties	$209,715	$—	$209,715	$—	$209,715
Resort Residential Development Properties	43,868	—	43,868	1,618	45,486
Resort/Hotel Properties	34,440	—	34,440	—	34,440
Temperature-Controlled Logistics Properties	18,444	—	18,444	—	18,444
Other:
Corporate general and administrative	(50,363)	—	(50,363)	—	(50,363)
Interest expense	(136,664)	—	(136,664)	—	(136,664)
Series A Preferred Share distributions	(23,963)	—	(23,963)	—	(23,963)
Series B Preferred Share distributions	(8,075)	—	(8,075)	—	(8,075)
Income from mezzanine loans and other loans	10,618	—	10,618	—	10,618
Other(3)	19,349	—	19,349	—	19,349

Funds from operations available to common shareholders — diluted	$117,369 (1)	$—	$117,369	$1,618	$118,987

Basic weighted average shares outstanding	100,179	—	100,179	—	100,179
Diluted weighted average shares and units outstanding	118,836	—	118,836	—	118,836

(1)	Amount represents FFO available to common shareholders presented in accordance with the NAREIT definition. The 2005 Form 10-K amount reported of $144,317 represented FFO, as adjusted, and included $26,948 gain on sale of developed property (inclusive of $13,579 promoted interest).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our use of financial instruments, such as debt instruments and mezzanine notes receivable, subjects us to market risk which may affect our future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. We manage our market risk by attempting to match anticipated inflow of cash from our operating, investing and financing activities with anticipated outflow of cash to fund debt payments, distributions to shareholders, investments, capital expenditures and other cash requirements. We also enter into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt.
     The following discussion of market risk is based solely on hypothetical changes in interest rates related to our variable rate debt and variable rate mezzanine notes receivable. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.
Interest Rate Risk
Debt
     Our interest rate risk is most sensitive to fluctuations in interest rates on our short-term variable rate debt. We had total outstanding debt of approximately $2.3 billion at December 31, 2006, of which approximately $479.6 million, or approximately 21%, was unhedged variable rate debt. The variable rate debt is based on an index (LIBOR or Prime) plus a credit spread. The weighted average interest rate on such unhedged variable rate debt was 7.3% as of December 31, 2006. A 10% increase in the underlying index would cause an increase of 62.1 basis points to the weighted average interest rate on such variable rate debt, which would result in an annual decrease in net income and cash flows of approximately $3.0 million. Conversely, a 10% decrease in the underlying index would cause a decrease of 62.1 basis points to the weighted average interest rate on such unhedged variable rate debt, which would result in an annual increase in net income and cash flows of approximately $3.0 million based on the unhedged variable rate debt outstanding as of December 31, 2006.
Mezzanine Notes
     Our mezzanine notes receivable are sensitive to fluctuations in interest rates on our variable loans. We had total outstanding mezzanine loans of approximately $124.3 million at December 31, 2006, of which approximately $106.8 million, or approximately 86%, were variable rate loans. The variable rate is based on an index (LIBOR) plus a credit spread. The weighted average interest rate on such variable rate loans was 14.0% as of December 31, 2006. A 10% increase in the underlying index would cause an increase of 53.6 basis points to the weighted average interest rate on such variable rate loans, which would result in an annual increase in net income and cash flows of approximately $0.6 million. Conversely, a 10% decrease in the underlying index would cause a decrease of 53.6 basis points to the weighted average interest rate on such variable rate loans, which would result in an annual decrease in net income and cash flows of approximately $0.6 million based on the variable rate loans outstanding as of December 31, 2006.
Cash Flow Hedges
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of December 31, 2006, total variable rate debt was $767.2 million, of which $287.6 million was hedged. A description of these derivative financial instruments is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Equity and Debt Financing – Derivative Instruments and Hedging Activities.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trust Managers and Shareholders of
Crescent Real Estate Equities Company
We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Company (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of AmeriCold Realty Trust (AmeriCold), a corporation in which the Company has a 31.7% interest for 2006, have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for AmeriCold, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in AmeriCold is stated at $87,069,000 at December 31, 2006, and the Company’s equity in the net loss of AmeriCold is stated at $15,669,000 for the year then ended.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and, for 2006, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Real Estate Equities Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the 2005 and 2004 consolidated financial statements have been restated to correct errors in recording minority interests, membership deposits and intangible assets, including the related tax impact. Additionally, as discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Crescent Real Estate Equities Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
ERNST & YOUNG LLP
Dallas, Texas
March 13, 2007

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2006	2005
		(As Restated See Note 1)
ASSETS:
Investments in real estate:
Land	$186,779	$183,228
Land improvements, net of accumulated depreciation of $36,421 and $29,784 at December 31, 2006 and 2005, respectively	70,630	70,494
Buildings and improvements, net of accumulated depreciation of $533,311 and $456,628 at December 31, 2006 and 2005, respectively	1,851,770	1,734,131
Furniture, fixtures and equipment, net of accumulated depreciation of $39,118 and $34,129 at December 31, 2006 and 2005, respectively	43,270	37,018
Land held for investment or development	750,970	513,040
Properties held for disposition, net	2,400	118,205

Net investment in real estate	$2,905,819	$2,656,116
Cash and cash equivalents	77,550	86,228
Restricted cash and cash equivalents	93,471	84,699
Defeasance investments	111,014	274,134
Accounts receivable, net	63,996	56,356
Deferred rent receivable	61,096	70,074
Investments in unconsolidated companies	280,870	393,535
Notes receivable, net	174,867	219,016
Income tax asset – current and deferred, net	3,274	10,732
Other assets, net	275,014	312,366

Total assets	$4,046,971	$4,163,256

LIABILITIES:
Borrowings under Credit Facility	$118,000	$234,000
Notes payable	2,101,037	1,933,546
Notes payable, accounts payable, accrued expenses and other liabilities, properties held for disposition	—	19,306
Junior subordinated notes	77,321	77,321
Accounts payable, accrued expenses and other liabilities	502,014	495,918
Current tax liability	610	—

Total liabilities	$2,798,982	$2,760,091

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS:
Operating partnership, 11,320,798 and 11,416,173 units, at December 31, 2006 and 2005, respectively	$75,865	$98,659
Consolidated real estate partnerships	49,838	52,880

Total minority interests	$125,703	$151,539

SHAREHOLDERS’ EQUITY:
Preferred shares, $0.01 par value, authorized 100,000,000 shares:
Series A Convertible Redeemable Cumulative Preferred Shares, liquidation preference of $25.00 per share, 14,200,000 shares issued and outstanding at December 31, 2006 and 2005 respectively	$319,166	$319,166
Series B Cumulative Redeemable Preferred Shares, liquidation preference of $25.00 per share, 3,400,000 shares issued and outstanding at December 31, 2006 and 2005	81,923	81,923
Common shares, $0.01 par value, authorized 250,000,000 shares, 127,875,571 and 126,562,980 shares issued and 102,754,654 and 101,442,063 shares outstanding at December 31, 2006 and 2005, respectively	1,279	1,266
Additional paid-in capital	2,294,827	2,271,888
Deferred compensation on restricted shares	—	(1,182)
Accumulated deficit	(1,114,553)	(962,688)
Accumulated other comprehensive (loss) income	(224)	1,385

	$1,582,418	$1,711,758
Less – shares held in treasury, at cost, 25,120,917 common shares at December 31, 2006 and 2005	(460,132)	(460,132)

Total shareholders’ equity	$1,122,286	$1,251,626

Total liabilities and shareholders’ equity	$4,046,971	$4,163,256

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
		(As Restated see Note 1)
REVENUE:
Office Property	$414,343	$372,759	$475,797
Resort Residential Development Property	372,148	502,723	309,945
Resort/Hotel Property	142,205	142,618	214,531

Total Property Revenue	$928,696	$1,018,100	$1,000,273

EXPENSE:
Office Property real estate taxes	$41,674	$38,062	$57,393
Office Property operating expenses	164,965	157,719	176,768
Resort Residential Development Property expense	342,994	432,203	271,310
Resort/Hotel Property expense	108,391	111,277	179,825

Total Property Expense	$658,024	$739,261	$685,296

Income from Property Operations	$270,672	$278,839	$314,977

OTHER INCOME (EXPENSE):
Income from sale of investment in unconsolidated company	$47,709	$29,934	$—
Income from investment land sales	—	8,622	18,879
(Loss) gain on joint venture of properties	—	(2,743)	265,772
Interest and other income	47,428	29,250	18,005
Corporate general and administrative	(44,918)	(50,363)	(38,889)
Interest expense	(134,273)	(136,664)	(176,771)
Amortization of deferred financing costs	(7,605)	(8,108)	(13,056)
Extinguishment of debt	—	(2,161)	(42,608)
Depreciation and amortization	(147,407)	(141,366)	(159,898)
Impairment charges related to real estate assets	—	—	(4,094)
Other expenses	(12,997)	(3,964)	(725)
Equity in net income (loss) of unconsolidated companies:
Office Properties	9,231	11,464	6,262
Resort Residential Development Properties	(355)	(491)	(2,266)
Resort/Hotel Properties	(5,109)	(1,541)	(245)
Temperature-Controlled Logistics Properties	(15,669)	234	6,153
Other	12,157	17,885	(280)

Total other income (expense)	$(251,808)	$(250,012)	$(123,761)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$18,864	$28,827	$191,216
Minority interests	(2,661)	(11,067)	(32,706)
Income tax benefit (expense)	3,475	(8,462)	12,231

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$19,678	$9,298	$170,741
(Loss) income from discontinued operations, net of minority interests and taxes	(502)	4,006	10,407
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(105)	(953)	(2,978)
Gain on sale of real estate from discontinued operations, net of minority interest and taxes	14,362	89,234	1,052
Cumulative effect of a change in accounting principle, net of minority interests	—	—	(363)

NET INCOME	$33,433	$101,585	$178,859
Series A Preferred Share distributions	(23,963)	(23,963)	(23,723)
Series B Preferred Share distributions	(8,075)	(8,075)	(8,075)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,395	$69,547	$147,061

BASIC EARNINGS PER SHARE DATA:
(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.12)	$(0.23)	$1.40
(Loss) Income from discontinued operations, net of minority interests and taxes	(0.01)	0.04	0.11
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	(0.01)	(0.03)
Gain on sale of real estate from discontinued operations, net of minority interests and taxes	0.14	0.89	0.01
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—

Net income available to common shareholders – basic	$0.01	$0.69	$1.49

DILUTED EARNINGS PER SHARE DATA:
(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.12)	$(0.23)	$1.40
(Loss) Income from discontinued operations, net of minority interests and taxes	(0.01)	0.04	0.10
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	(0.01)	(0.03)
Gain on sale of real estate from discontinued operations, net of minority interests and taxes	0.14	0.89	0.01
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—

Net income available to common shareholders – diluted	$0.01	$0.69	$1.48

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands, except share data)

										Deferred		Accumulated
	Series A		Series B						Additional	Compensation		Other
	Preferred Shares		Preferred Shares		Treasury Shares		Common Shares		Paid-in	on Restricted	Accumulated	Comprehensive
	Shares	Net Value	Shares	Net Value	Shares	Net Value	Shares	Par Value	Capital	Shares	(Deficit)	(Loss) Income	Total
SHAREHOLDERS’ EQUITY, December 31, 2003	10,800,000	$248,160	3,400,000	$81,923	25,121,861	$(460,148)	124,396,168	$1,237	$2,245,683	$(4,102)	$(877,120)	$(13,829)	$1,221,804
Cumulative effect of restatement on prior years	—	—	—	—	—	—	—	—	—	—	(2,570)	—	(2,570)

SHAREHOLDERS’ EQUITY, December 31, 2003 (As Restated see Note 1)	10,800,000	$248,160	3,400,000	$81,923	25,121,861	$(460,148)	124,396,168	$1,237	$2,245,683	$(4,102)	$(879,690)	$(13,829)	$1,219,234

Comprehensive Income
Net Income (As Restated see Note 1)	—	—	—	—	—	—	—	—	—	—	178,859	—	178,859
Change in Unrealized Net Gain on Marketable Securities	—	—	—	—	—	—	—	—	—	—	—	1,036	1,036
Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	—	—	—	—	—	—	—	—	11,771	11,771

Total Comprehensive Income													191,666
Issuance of Common Shares	—	—	—	—	—	—	7,954	—	130	—	—	—	130
Exercise of Common Share Options	—	—	—	—	—	—	53,980	1	821	—	—	—	822
Accretion of Discount on Employee Stock Option Notes	—	—	—	—	—	—	—	—	(252)	—	—	—	(252)
Issuance of Shares in Exchange for Operating Partnership Units	—	—	—	—	—	—	83,916	7	(37)	—	—	—	(30)
Preferred Equity Issuance	3,400,000	71,006	—	—	—	—	—	—	—	—	—	—	71,006
Stock Option Grants	—	—	—	—	—	—	—	—	(10)	—	—	—	(10)
Amortization of Deferred Compensation on Restricted Shares	—	—	—	—	—	—	—	—	—	1,869	—	—	1,869
Dividends on Common Shares	—	—	—	—	—	—	—	—	—	—	(149,034)	—	(149,034)
Dividends on Preferred Shares	—	—	—	—	—	—	—	—	—	—	(31,798)	—	(31,798)

SHAREHOLDERS’ EQUITY, December 31, 2004 (As Restated see Note 1)	14,200,000	$319,166	3,400,000	$81,923	25,121,861	$(460,148)	124,542,018	$1,245	$2,246,335	$(2,233)	$(881,663)	$(1,022)	$1,303,603

Comprehensive Income
Net Income (As Restated see Note 1)	—	—	—	—	—	—	—	—	—	—	101,585	—	101,585
Change in Unrealized Net Gain on Marketable Securities	—	—	—	—	—	—	—	—	—	—	—	(468)	(468)
Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	—	—	—	—	—	—	—	—	3,730	3,730
Change in Pension Liability at Unconsolidated Company	—	—	—	—	—	—	—	—	—	—	—	(855)	(855)

Total Comprehensive Income													103,992
Issuance of Common Shares	—	—	—	—	—	—	188,358	2	3,075	—	—	—	3,077
Exercise of Common Share Options	—	—	—	—	—	—	267,972	3	4,283	—	—	—	4,286
Accretion of Discount on Employee Stock Option Notes	—	—	—	—	—	—	—	—	(253)	—	—	—	(253)
Issuance of Shares in Exchange for Operating Partnership Units	—	—	—	—	—	—	1,564,632	16	18,384	—	—	—	18,400
Reissuance of Treasury Shares	—	—	—	—	(944)	16	—	—	—	—	—	—	16
Stock Option Grants	—	—	—	—	—	—	—	—	64	—	—	—	64
Amortization of Deferred compensation on Restricted Shares	—	—	—	—	—	—	—	—	—	1,051	—	—	1,051
Dividends on Common Shares	—	—	—	—	—	—	—	—	—	—	(150,572)	—	(150,572)
Dividends on Preferred Shares	—	—	—	—	—	—	—	—	—	—	(32,038)	—	(32,038)

SHAREHOLDERS’ EQUITY, December 31, 2005 (As Restated see Note 1)	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	126,562,980	$1,266	$2,271,888	$(1,182)	$(962,688)	$1,385	$1,251,626

Comprehensive Income
Net Income	—	—	—	—	—	—	—	—	—	—	33,433	—	33,433
Change in Unrealized Net Gain on Marketable Securities	—	—	—	—	—	—	—	—	—	—	—	(568)	(568)
Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	—	—	—	—	—	—	—	—	(1,760)	(1,760)
Change in Pension Liability at Unconsolidated Company	—	—	—	—	—	—	—	—	—	—	—	719	719

Total Comprehensive Income													31,824
Exercise of Common Share Options	—	—	—	—	—	—	393,005	4	6,931	—	—	—	6,935
Accretion of Discount on Employee Stock Option Notes	—	—	—	—	—	—	—	—	(253)	—	—	—	(253)
Issuance of Shares in Exchange for Operating Partnership Units	—	—	—	—	—	—	919,586	9	16,132	—	—	—	16,141
Amortization of Stock Options	—	—	—	—	—	—	—	—	260	—	—	—	260
Reclassification of Deferred Compensation on Restricted Shares	—	—	—	—	—	—	—	—	(1,182)	1,182	—	—	—
Amortization of Restricted Shares	—	—	—	—	—	—	—	—	1,051	—	—	—	1,051
Dividends on Common Shares	—	—	—	—	—	—	—	—	—	—	(153,260)	—	(153,260)
Dividends on Preferred Shares	—	—	—	—	—	—	—	—	—	—	(32,038)	—	(32,038)

SHAREHOLDERS’ EQUITY, December 31, 2006	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	127,875,571	$1,279	$2,294,827	$—	$(1,114,553)	$(224)	$1,122,286

The accompanying notes are an integral part of these financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
		(As Restated	(As Restated
		see Note 1)	see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,433	$101,585	$178,859
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	156,014	153,452	180,799
Extinguishment of debt	—	2,271	6,459
Resort Residential Development cost of sales	220,910	311,050	161,853
Resort Residential Development capital expenditures	(425,860)	(356,603)	(202,767)
Impairment charges related to real estate assets	125	1,122	7,605
Income from investment land sales	—	(8,622)	(18,879)
Loss (gain) on joint venture of properties, net	—	2,743	(265,772)
Gain on property sales, net	(36,256)	(105,258)	(1,241)
Income from sale of investment in unconsolidated company	(47,709)	(29,934)	—
Minority interests	13,178	27,494	34,217
Cumulative effect of a change in accounting principle, net of minority interests	—	—	363
Non-cash compensation	13,059	13,236	1,737
Amortization of debt premiums	(1,792)	(2,452)	(2,386)
Equity in earnings from unconsolidated companies	(255)	(27,551)	(9,624)
Ownership portion of management fees from unconsolidated companies	7,462	6,609	1,833
Distributions received from unconsolidated companies	9,083	30,992	7,982
Redemption of units under long-term incentive plans	(4,349)	—	—
Change in assets and liabilities, net of effect of consolidations, acquisitions and dispositions:
Restricted cash and cash equivalents	(15,354)	(1,626)	54,889
Accounts receivable and notes receivable	(32,282)	886	(17,924)
Deferred rent receivable	8,538	(14,562)	(16,246)
Income tax asset -current and deferred, net	7,458	7,723	(20,830)
Other assets	(17,720)	(23,169)	(22,885)
Accounts payable, accrued expenses and other liabilities	9,534	50,243	34,525

Net cash (used in) provided by operating activities	$(102,783)	$139,629	$92,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash impact of consolidation of previously unconsolidated entities	$—	$—	$334
Proceeds from property sales	103,911	236,725	174,881
Proceeds from sale of investment in unconsolidated company and related property sales	102,871	32,237	3,229
Proceeds from joint venture partners	—	144,193	1,028,913
Acquisition of investment properties	(30,675)	(192,154)	(381,672)
Development of investment properties	(138,161)	(83,961)	(7,089)
Property improvements — Office Properties	(17,790)	(20,131)	(14,297)
Property improvements — Resort/Hotel Properties	(29,842)	(4,707)	(27,739)
Tenant improvement and leasing costs — Office Properties	(68,664)	(65,540)	(92,876)
Resort Residential Development Properties investments	(27,610)	(32,876)	(35,428)
Decrease (increase) in restricted cash and cash equivalents	9,584	(4,531)	75,395
Purchases of defeasance investments and other securities	—	(115,710)	(203,643)
Proceeds from defeasance investment maturities and other securities	186,428	23,273	14,560
Return of investment in unconsolidated companies	81,288	18,785	129,693
Investment in unconsolidated companies	(23,506)	(17,118)	(19,047)
Decrease (increase) in notes receivable	69,018	(116,843)	(15,230)

Net cash provided by (used in) investing activities	$216,852	$(198,358)	$629,984

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,060)	$(15,659)	$(12,918)
Borrowings under Credit Facility	390,000	758,300	530,000
Payments under Credit Facility	(506,000)	(666,800)	(626,500)
Notes payable proceeds	282,370	387,200	577,146
Notes payable payments	(193,178)	(346,968)	(1,027,661)
Junior subordinated notes	—	77,321	—
Resort Residential Development Properties note payable borrowings	276,064	257,411	111,672
Resort Residential Development Properties note payable payments	(164,863)	(198,540)	(118,495)
Capital distributions to joint venture partner	(18,555)	(18,516)	(8,565)
Capital contributions from joint venture partner	8,566	7,834	2,833
Proceeds from exercise of share and unit options	23,093	21,995	829
Reissuance of Treasury Shares	—	16	—
Issuance of preferred shares-Series A	—	—	71,006
Series A Preferred Share distributions	(23,963)	(23,963)	(23,963)
Series B Preferred Share distributions	(8,075)	(8,075)	(8,075)
Dividends and unitholder distributions	(184,146)	(178,890)	(175,621)

Net cash (used in) provided by financing activities	$(122,747)	$52,666	$(708,312)

(DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	$(8,678)	$(6,063)	$14,239

CASH AND CASH EQUIVALENTS, Beginning of period	86,228	92,291	78,052

CASH AND CASH EQUIVALENTS, End of period	$77,550	$86,228	$92,291

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
     The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of December 31, 2006.

Operating Partnership	Wholly-owned assets — The Avallon IV, Dupont Centre and Financial Plaza, included in our Office Segment.

Non wholly-owned assets, consolidated — 301 Congress Avenue (50% interest), included in our Office Segment. Fairmont Sonoma Mission Inn (80.1% interest), included in our Resort/Hotel Segment.

Non wholly-owned assets, unconsolidated — 2211 Michelson Office Development — Irvine (40% interest), Miami Center (40% interest), One BriarLake Plaza (30% interest), Five Post Oak Park (30% interest), Houston Center (23.85% interest in three office properties and the Houston Center Shops), The Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85% interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central (23.85% interest in three Office Properties), Fountain Place (23.85% interest), Fulbright Tower (23.85% interest) and One Buckhead Plaza (35% interest), included in our Office Segment. AmeriCold Realty Trust (31.7% interest in 92 properties), included in our Temperature-Controlled Logistics Segment. Canyon Ranch Tucson and Canyon Ranch Lenox (48% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding One, L.P. (Funding One)	Wholly-owned assets — Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel, included in our Office Segment.

Hughes Center Entities(2)	Wholly-owned assets — Hughes Center Properties (eight office properties each in a separate limited liability company), 3883 Hughes Parkway (Office Development), included in our Office Segment.

Crescent Real Estate Funding III, IV and V, L.P. (Funding III, IV and V)(3)	Non wholly-owned assets, consolidated — Greenway Plaza Office Properties (ten Office Properties, 99.9% interest), included in our Office Segment. Renaissance Houston Hotel (99.9% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding VIII, L.P. (Funding VIII)	Wholly-owned assets — The Addison, Austin Centre, The Avallon I, II, III and V, Exchange Building, 816 Congress, Greenway I & IA (two office properties), Greenway II, Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades Central II, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55 Madison, included in our Office Segment. Omni Austin Hotel and Ventana Inn & Spa, included in our Resort/Hotel Segment.

Crescent Real Estate Funding XII, L.P. (Funding XII)	Wholly-owned assets — Briargate Office and Research Center, MacArthur Center I & II and Stanford Corporate Center, included in our Office Segment. Park Hyatt Beaver Creek Resort & Spa, included in our Resort/Hotel Segment.

Crescent 707 17th Street, LLC	Wholly-owned assets — 707 17th Street, included in our Office Segment and the Denver
Marriott City Center, included in our Resort/Hotel Segment.

Crescent Peakview Tower, LLC	Wholly-owned asset — Peakview Tower, included in our Office Segment.

Crescent Alhambra, LLC	Wholly-owned asset — The Alhambra (two Office Properties), included in our Office Segment.

Crescent Datran Center, LLC	Wholly-owned asset — Datran Center (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P.	Non wholly-owned asset, consolidated — Spectrum Center (99.9% interest), included in our Office Segment.

C-C Parkway Austin, L.P.	Non wholly-owned asset, consolidated — Parkway at Oakhill Office Development (90% interest), included in our Office Segment.

Crescent Colonnade, LLC	Wholly-owned asset — The BAC-Colonnade Building, included in our Office Segment.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mira Vista Development Corp. (MVDC)	Non wholly-owned asset, consolidated – Mira Vista (98% interest), included in our Resort Residential Development Segment.

Crescent Plaza Residential, L.P.	Wholly-owned asset – the Residences at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Tower Residential, L.P.	Wholly-owned asset – the Tower Residences and Regency Row at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Plaza Hotel Owner, L.P.	Wholly-owned asset – the Ritz-Carlton Hotel Development, included in our Resort/Hotel Segment.

Houston Area Development Corp. (HADC)	Non wholly-owned assets, consolidated – Spring Lakes (98% interest), included in our Resort Residential Development Segment.

Desert Mountain Development Corporation (DMDC)	Non wholly-owned asset, consolidated – Desert Mountain (93% interest), included in our Resort Residential Development Segment.

Crescent Resort Development Inc. (CRDI)(4)	Wholly-owned asset – The Residences at Park Hyatt Beaver Creek, included in our Resort Residential Development Segment.

Non wholly-owned assets, consolidated – Brownstones (64% interest), Creekside Townhomes at Riverfront Park (64% interest), Delgany (64% interest), One Riverfront (64% interest), Beaver Creek Landing (59% interest), Eagle Ranch (76% interest), Gray’s Crossing (71% interest), Main Street Vacation Club (30% interest), Northstar Highlands (57% interest), Northstar Village (57% interest), Old Greenwood (71% interest), Riverbend (68% interest), Village Walk (58% interest), Tahoe Mountain Club (71% interest) and Ritz-Carlton Highlands (71% interest), included in our Resort Residential Development Segment.

Non wholly-owned assets, unconsolidated – Blue River Land Company, LLC – Three Peaks (33.2% interest), EW Deer Valley, LLC (35.7% interest) and East West Resort Development XIV, L.P., L.L.L.P. (26.8% interest), included in our Resort Residential Development Segment.

(1)	We own 23.85% of the economic interest in Trammell Crow Center through our ownership of a 23.85% interest in the joint venture that holds fee simple title to the Office Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(2)	In addition, we own nine retail parcels located in Hughes Center.

(3)	Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(4)	For non wholly-owned assets, we receive a preferred return on our invested capital and return of our capital before cash flows are allocated to the partners.
     See Note 10, “Investments in Unconsolidated Companies,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of December 31, 2006.
     See Note 12, “Notes Payable and Borrowings Under Credit Facility,” for a list of certain other subsidiaries, all of which are consolidated in our financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.
Segments
     Our assets and operations consisted of four investment segments at December 31, 2006, as follows:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.

     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of December 31, 2006:
•	Office Segment consisted of 71 office properties, which we refer to as the Office Properties, located in 26 metropolitan submarkets in eight states, with an aggregate of approximately 27.6 million net rentable square feet. Fifty-four of the Office Properties are wholly-owned and 17 are owned through joint ventures, one of which is consolidated and 16 of which are unconsolidated.

•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four Resort Residential Development Corporations and two limited partnerships, which are consolidated. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part, 30 active and planned upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 949 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of December 31, 2006, AmeriCold operated 104 facilities, of which 91 were wholly-owned or leased, one was partially-owned and 12 were managed for outside owners. The 92 owned or leased and partially-owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 497.8 million cubic feet (19.0 million square feet) of warehouse space. AmeriCold also owned one quarry and the related land.
Basis of Presentation
     The accompanying consolidated financial statements include all of our direct and indirect subsidiary entities. The equity interests that we do not own in those direct and indirect subsidiaries are reflected as minority interests. All significant intercompany balances and transactions have been eliminated.
Restatement of Financial Data
     In connection with the closing of our financial records for the year ended December 31, 2006, our management identified three accounting-related items discussed below that affected our financial statements. In light of these accounting items, on February 28, 2007, our Audit Committee of the Board of Trust Managers determined that readers should no longer rely on our previously filed financial statements and other financial information for the fiscal years 2005, 2004, 2003, 2002 and 2001, and component fiscal quarters, as well as for the first, second and third quarters of fiscal year 2006, and we filed a Form 8-K, Item 4.02, Non-Reliance on Previously Issued Financial Statements on a Related Audit Report or Completed Interim Review. We have reflected all required restatements in this Form 10-K as described below.
Calculation of Minority Interest
     In February 1998, we completed our first offering of Series A Preferred Shares. In connection with this offering, the Operating Partnership issued Series A Preferred Units to us in exchange for the contribution of the proceeds from the offering. Subsequent Series A Preferred Share Offerings in April 2002 and January 2004 and the Series B Preferred Share Offering in May 2002 were recorded in the same manner as the February 1998 offering. In association with these offerings, the Limited Partnership Agreement of the Operating Partnership outlines terms of the allocation of distributions between us and the other limited partners of the Operating Partnership, whom we refer to as Unitholders. After reviewing the Limited Partnership Agreement of the Operating Partnership, we determined the distributions on the Preferred Units which we hold occurs prior to a distribution to the Unitholders. Therefore, net income would first be allocated to cover the dividend on the Preferred Shares and then an allocation should be made to the Unitholders.
     Our calculation of minority interest has incorrectly allocated net income between us and Unitholders based on respective ownership percentages and then deducting the preferred dividend against the allocation to us. Additionally, income associated with a Share Repurchase Agreement in the years 2000 through 2002 was not allocated to the Unitholders, resulting in an incorrect allocation of minority interest. The cumulative impact of the restatement, whereby the calculation deducts the preferred dividend from net income and then allocates the remaining net income, including the income associated with the Share Repurchase Agreement, between us and Unitholders, resulted in a $14.6 million increase in Net Income for the years ending December 31, 1998 through 2005. We have reflected this impact as a cumulative adjustment to decrease Accumulated Deficit as of December 31, 2003 by $5.0 million and restated our Net Income, increasing the amounts by $4.8 million for each of the years ended December 31, 2005 and 2004, respectively.

Refundable Fees for Club Member Services
     One of our golf clubs has a limited number of non-equity club members who are entitled to repayment of a portion of their dues up to a fixed amount per member upon surrender of their memberships. We are required to deposit a fixed percentage of all dues collected from these members into a separate cash fund and then use this fund to make payments to members that choose to surrender their membership. Our obligation for payment to the members for surrendered memberships is funded by the amounts deposited into the separate cash fund.
     In prior years, the liability associated with these memberships was recognized through a charge to expense equal to the amount funded at the balance sheet date in the separate cash fund. We have determined that the appropriate methodology associated with refundable fees for club member services is outlined in Staff Accounting Bulletin No. 104, Revenue Recognition, under which revenue related to refundable fees for services should not be recognized until the fee is fixed and determinable. For these memberships, member dues should not have been recognized as revenue until the dues paid exceeded the maximum refund amount available to the member. The impact of this adjustment before taxes and minority interests was to reduce revenue ($0.8 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively) by the amount of refundable dues received during each period and reduce expense by the amounts recognized as a liability ($0.4 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively). This results in a liability to members at each balance sheet date equal to the refundable amount (an increase in the liability of $11.0 million at December 31, 2005). Application of the guidance resulted in a $4.7 million decrease in Net Income for the years ended December 31, 1997 through 2005 ($9.3 million before taxes and minority interests). We have recognized this impact as a cumulative adjustment to increase Accumulated Deficit as of December 31, 2003 by $4.1 million ($8.1 million before taxes and minority interests) and restated our Net Income, decreasing the amounts by $0.2 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively ($0.4 million and $0.8 million before taxes and minority interests, respectively).
Classification of Club Membership Intangible Asset
     At the time of acquisition of one of our golf clubs, a portion of the purchase price was recorded as a membership intangible asset related to the acquired right to sell a predetermined number of equity memberships in the club. As memberships were sold, a pro rata amount of the membership intangible was charged to deferred revenue and amortized. We have determined that the right to sell a predetermined number of equity club memberships does not meet the criteria for the recording of an identifiable intangible asset. Instead the membership intangible asset should have been recorded as goodwill at the time of acquisition and amortized until our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, then evaluated annually for impairment. This resulted in an understatement of goodwill ($19.0 million at December 31, 2005), an understatement of deferred revenue ($17.7 million at December 31, 2005) and an overstatement of amortization expense ($3.4 million and $3.1 million for the years ended December 31, 2005 and 2004, respectively). The cumulative impact of the restatement results in a $0.3 million decrease in Net Income for the years ended December 31, 1997 through 2005 ($0.4 million before taxes and minority interests). We have recognized this impact as a cumulative adjustment to increase Accumulated Deficit as of December 31, 2003 by $3.5 million ($6.9 million before taxes and minority interests) and restated our Net Income, increasing the amounts by $1.7 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively ($3.4 million and $3.1 million before taxes and minority interests, respectively).
     The following table reconciles the “As Previously Reported” to the “As Restated” Accumulated Deficit resulting from the cumulative impact of the restatement items on previously reporting financial statements.

(dollars in thousands)	Accumulated (Deficit)

Balance at December 31, 2003 (as previously reported)	$(877,120)
Effect of Calculation of Minority Interest	4,969
Effect of Refundable fees for Club Member Services	(4,063)
Effect of Classification of Club Membership Intangible Asset	(3,476)

Balance at December 31, 2003 (Restated)	$(879,690)

     The following tables summarize the effect of the restatement items on the previously reported Consolidated Financial Statements line items presented in our Consolidated Financial Statements included in this Annual Report on Form 10-K as of December 31, 2006 and for the years ended December 31, 2005 and 2004, respectively (in thousands, except per share amounts).

Consolidated Balance Sheet

	For year ended December 31, 2005
			As Reported
	As		with
	Previously	Discontinued	Discontinued	Restatement
	Reported	Operations	Operations	Adjustments	As Restated
ASSETS:
Investments in real estate:
Land	$186,878	$(3,650)	$183,228	$—	$183,228
Land improvements	100,278	—	100,278	—	100,278
Accumulated Depreciation	(29,784)	—	(29,784)	—	(29,784)
Buildings and improvements	2,245,064	(54,305)	2,190,759	—	2,190,759
Accumulated Depreciation	(464,049)	7,421	(456,628)	—	(456,628)
Furniture, fixtures and equipment	71,365	(218)	71,147	—	71,147
Accumulated Depreciation	(34,129)	—	(34,129)	—	(34,129)
Land held for investment or development	574,527	(61,487)	513,040	—	513,040
Properties held for disposition, net	4,137	114,068	118,205	—	118,205

Net investment in real estate	$2,654,287	$1,829	$2,656,116	$—	2,656,116

Cash and cash equivalents	86,228	—	86,228	—	86,228
Restricted cash and cash equivalents	84,699	—	84,699	—	84,699
Defeasance investments	274,134	—	274,134	—	274,134
Accounts receivable, net	56,356	—	56,356	—	56,356
Deferred rent receivable	70,201	(127)	70,074	—	70,074
Investments in unconsolidated companies	393,535	—	393,535	—	393,535
Notes receivable, net	219,016	—	219,016	—	219,016
Income tax asset – current and deferred	8,291	—	8,291	2,441	10,732
Other assets, net	295,115	(1,702)	293,413	18,953	312,366

Total assets	$4,141,862	$—	$4,141,862	$21,394	4,163,256

LIABILITIES:
Borrowings under Credit Facility	$234,000	$—	$234,000	$—	$234,000
Notes payable	1,948,152	(14,606)	1,933,546	—	1,933,546
Notes payable, accounts payable, accrued expenses and other liabilities, properties held for disposition	—	19,306	19,306	—	19,306
Junior subordinated notes	77,321	—	77,321	—	77,321
Accounts payable, accrued expenses and other liabilities	471,920	(4,700)	467,220	28,698	495,918
Income tax liability – current and deferred	1,093	—	1,093	(1,093)	—

Total liabilities	$2,732,486	$—	$2,732,486	$27,605	2,760,091

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS:
Operating partnership units	$113,819	$—	$113,819	$(15,160)	$98,659
Consolidated real estate partnerships	53,562	—	53,562	(682)	52,880

Total minority interests	$167,381	$—	$167,381	$(15,842)	151,539

SHAREHOLDERS’ EQUITY:
Preferred shares:
Series A Convertible Cumulative Preferred Shares	$319,166	$—	$319,166	$—	$319,166
Series B Cumulative Redeemable Preferred Shares	81,923	—	81,923	—	81,923
Common shares	1,266	—	1,266	—	1,266
Additional paid-in capital	2,271,888	—	2,271,888	—	2,271,888
Deferred compensation on restricted shares	(1,182)	—	(1,182)	—	(1,182)
Accumulated deficit	(972,319)	—	(972,319)	9,631	(962,688)
Accumulated other comprehensive (loss) income	1,385	—	1,385	—	1,385

	$1,702,127	$—	$1,702,127	$9,631	1,711,758
Less – shares held in treasury	(460,132)	—	(460,132)	—	(460,132)

Total shareholders’ equity	$1,241,995	$—	$1,241,995	$9,631	1,251,626

Total liabilities and shareholders’ equity	$4,141,862	$—	$4,141,862	$21,394	4,163,256

Consolidated Statement of Operations

	For the year ended December 31, 2005
			As Reported
	As		with
	Previously	Discontinued	Discontinued	Restatement	As
	Reported	Operations	Operations	Adjustments	Restated
REVENUE:
Office Property	$377,337	$(4,578)	$372,759	$—	$372,759
Resort Residential Development Property	503,568	—	503,568	(845)	502,723
Resort/Hotel Property	142,618	—	142,618	—	142,618

Total Property Revenue	$1,023,523	$(4,578)	$1,018,945	$(845)	$1,018,100

EXPENSE:
Office Property real estate taxes	$39,195	$(1,133)	$38,062	$—	$38,062
Office Property operating expenses	160,077	(2,358)	157,719	—	157,719
Resort Residential Development Property expense	432,620	(6)	432,614	(411)	432,203
Resort/Hotel Property expense	111,277	—	111,277	—	111,277

Total Property Expense	$743,169	$(3,497)	$739,672	$(411)	$739,261

Income from Property Operations	$280,354	$(1,081)	$279,273	$(434)	$278,839

OTHER INCOME (EXPENSE):
Income from sale of investment in unconsolidated company	$29,934	$—	$29,934	$—	$29,934
Income from investment land sales	8,622	—	8,622	—	8,622
Loss on joint venture of properties	(2,743)	—	(2,743)	—	(2,743)
Interest and other income	29,250	—	29,250	—	29,250
Corporate general and administrative	(50,363)	—	(50,363)	—	(50,363)
Interest expense	(136,664)	—	(136,664)	—	(136,664)
Amortization of deferred financing costs	(8,108)	—	(8,108)	—	(8,108)
Extinguishment of debt	(2,161)	—	(2,161)	—	(2,161)
Depreciation and amortization	(146,173)	1,389	(144,784)	3,418	(141,366)
Impairment charges related to real estate assets	(1,047)	1,047	—	—	—
Other expenses	(3,964)	—	(3,964)	—	(3,964)
Equity in net income (loss) of unconsolidated companies:
Office Properties	11,464	—	11,464	—	11,464
Resort Residential Development Properties	(491)	—	(491)	—	(491)
Resort/Hotel Properties	(1,541)	—	(1,541)	—	(1,541)
Temperature-Controlled Logistics Properties	234	—	234	—	234
Other	17,885	—	17,885	—	17,885

Total other income (expense)	$(255,866)	$2,436	$(253,430)	$3,418	$(250,012)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$24,488	$1,355	$25,843	$2,984	$28,827
Minority interests	(15,239)	(204)	(15,443)	4,376	(11,067)
Income tax expense	(7,378)	(2)	(7,380)	(1,082)	(8,462)

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$1,871	$1,149	$3,020	$6,278	$9,298
Income from discontinued operations, net of minority interests and taxes	4,266	(260)	4,006	—	4,006
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(64)	(889)	(953)	—	(953)
Gain on sale of real estate from discontinued operations, net of minority interest	89,234	—	89,234	—	89,234

NET INCOME	$95,307	$—	$95,307	$6,278	$101,585
Series A Preferred Share distributions	(23,963)	—	(23,963)	—	(23,963)
Series B Preferred Share distributions	(8,075)	—	(8,075)	—	(8,075)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$63,269	$—	$63,269	$6,278	$69,547

	For the year ended December 31, 2005
			As Reported
	As		with
	Previously	Discontinued	Discontinued	Restatement	As
	Reported	Operations	Operations	Adjustments	Restated
BASIC EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.30)	$0.01	$(0.29)	$0.06	$(0.23)
Income from discontinued operations, net of minority interests	0.04	—	0.04	—	0.04
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	(0.01)	(0.01)	—	(0.01)
Gain on sale of real estate from discontinued operations, net of minority interests	0.89	—	0.89	—	0.89

Net income available to common shareholders – basic	$0.63	$—	$0.63	$0.06	$0.69

DILUTED EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.30)	$0.01	$(0.29)	$0.06	$(0.23)
Income from discontinued operations, net of minority interests	0.04	—	0.04	—	0.04
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	(0.01)	(0.01)	—	(0.01)
Gain on sale of real estate from discontinued operations, net of minority interests	0.89	—	0.89	—	0.89

Net income available to common shareholders – diluted	$0.63	$—	$0.63	$0.06	$0.69

Consolidated Statements of Operations

	For year ended December 31, 2004
			As Reported
	As		with
	Previously	Discontinued	Discontinued	Restatement	As
	Reported	Operations	Operations	Adjustments	Restated
REVENUE:
Office Property	$481,710	$(5,913)	$475,797	$—	$475,797
Resort Residential Development Property	311,197	—	311,197	(1,252)	309,945
Resort/Hotel Property	214,531	—	214,531	—	214,531

Total Property Revenue	$1,007,438	$(5,913)	$1,001,525	$(1,252)	$1,000,273

EXPENSE:
Office Property real estate taxes	$58,776	$(1,383)	$57,393	$—	$57,393
Office Property operating expenses	179,413	(2,645)	176,768	—	176,768
Resort Residential Development Property expense	271,819	(52)	271,767	(457)	271,310
Resort/Hotel Property expense	179,825	—	179,825	—	179,825

Total Property Expense	$689,833	$(4,080)	$685,753	$(457)	$685,296

Income from Property Operations	$317,605	$(1,833)	$315,772	$(795)	$314,977

OTHER INCOME (EXPENSE):
Income from investment land sales	$18,879	$—	$18,879	$—	$18,879
Gain on joint venture of properties	265,772	—	265,772	—	265,772
Interest and other income	18,005	—	18,005	—	18,005
Corporate general and administrative	(38,889)	—	(38,889)	—	(38,889)
Interest expense	(176,771)	—	(176,771)	—	(176,771)
Amortization of deferred financing costs	(13,056)	—	(13,056)	—	(13,056)
Extinguishment of debt	(42,608)	—	(42,608)	—	(42,608)
Depreciation and amortization	(164,056)	1,084	(162,972)	3,074	(159,898)
Impairment charges related to real estate assets	(4,094)	—	(4,094)	—	(4,094)
Other expenses	(725)	—	(725)	—	(725)
Equity in net income (loss) of unconsolidated companies:
Office Properties	6,262	—	6,262	—	6,262
Resort Residential Development Properties	(2,266)	—	(2,266)	—	(2,266)
Resort/Hotel Properties	(245)	—	(245)	—	(245)
Temperature-Controlled Logistics Properties	6,153	—	6,153	—	6,153
Other	(280)	—	(280)	—	(280)

Total other income (expense)	$(127,919)	$1,084	$(126,835)	$3,074	$(123,761)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$189,686	$(749)	$188,937	$2,279	$191,216
Minority interests	(37,294)	117	(37,177)	4,471	(32,706)
Income tax benefit (expense)	13,078	(20)	13,058	(827)	12,231

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$165,470	$(652)	$164,818	$5,923	$170,741
Income from discontinued operations, net of minority interests and taxes	9,755	652	10,407	—	10,407
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(2,978)	—	(2,978)	—	(2,978)
Gain on sale of real estate from discontinued operations, net of minority interest and taxes	1,052	—	1,052	—	1,052
Cumulative effect of a change in accounting principle, net of minority interests	(363)	—	(363)	—	(363)

NET INCOME	$172,936	$—	$172,936	$5,923	$178,859
Series A Preferred Share distributions	(23,723)	—	(23,723)	—	(23,723)
Series B Preferred Share distributions	(8,075)	—	(8,075)	—	(8,075)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$141,138	$—	$141,138	$5,923	$147,061

	For the year ended December 31, 2004
			As Reported
	As		with
	Previously	Discontinued	Discontinued	Restatement	As
	Reported	Operations	Operations	Adjustments	Restated
BASIC EARNINGS PER SHARE DATA:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$1.35	$(0.01)	$1.34	$0.06	$1.40
Income from discontinued operations, net of minority interests and taxes	0.10	0.01	0.11	—	0.11
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(0.03)	—	(0.03)	—	(0.03)
Gain on sale of real estate from discontinued operations, net of minority interests and taxes	0.01	—	0.01	—	0.01

Net income available to common shareholders - basic	$1.43	$—	$1.43	$0.06	$1.49

DILUTED EARNINGS PER SHARE DATA:
Income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$1.34	$—	$1.34	$0.06	$1.40
Income from discontinued operations, net of minority interests and taxes	0.10	—	0.10	—	0.10
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(0.03)	—	(0.03)	—	(0.03)
Gain on sale of real estate from discontinued operations, net of minority interests and taxes	0.01	—	0.01	—	0.01

Net income available to common shareholders - diluted	$1.42	$—	$1.42	$0.06	$1.48

Consolidated Statement of Cash Flows

	For year ended December 31, 2005
			As Reported
			with
	As Previously	Discontinued	Discontinued	Restatement	As
	Reported	Operations	Operations	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,307	$—	$95,307	$6,278	$101,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,870	—	156,870	(3,418)	153,452
Extinguishment of debt	2,271	—	2,271	—	2,271
Resort Residential Development cost of sales	311,050	—	311,050	—	311,050
Resort Residential Development capital expenditures	(356,603)	—	(356,603)	—	(356,603)
Impairment charges related to real estate assets	1,122	—	1,122	—	1,122
Income from investment land sales	(8,622)	—	(8,622)	—	(8,622)
Loss on joint venture of properties, net	2,743	—	2,743	—	2,743
Gain on property sales, net	(105,258)	—	(105,258)	—	(105,258)
Income from sale of investment in unconsolidated company	(29,934)	—	(29,934)	—	(29,934)
Minority interests	31,870	—	31,870	(4,376)	27,494
Non-cash compensation	13,236	—	13,236	—	13,236
Amortization of debt premiums	(2,452)	—	(2,452)	—	(2,452)
Equity in earnings from unconsolidated companies	(27,551)	—	(27,551)	—	(27,551)
Ownership portion of management fees from unconsolidated companies	6,609	—	6,609	—	6,609
Distributions received from unconsolidated companies	30,992	—	30,992	—	30,992
Change in assets and liabilities, net of effect of consolidations, acquisitions and dispositions:
Restricted cash and cash equivalents	(1,626)	—	(1,626)	—	(1,626)
Accounts receivable and notes receivable	886	—	886	—	886
Deferred rent receivable	(14,562)	—	(14,562)	—	(14,562)
Income tax asset -current and deferred, net	5,548	—	5,548	2,175	7,723
Other assets	(25,580)	—	(25,580)	2,411	(23,169)
Accounts payable, accrued expenses and other liabilities	53,313	—	53,313	(3,070)	50,243

Net cash provided by operating activities	$139,629	$—	$139,629	$—	$139,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from property sales	$236,725	$—	$236,725	$—	$236,725
Proceeds from sale of investment in unconsolidated company and related property sales	32,237	—	32,237	—	32,237
Proceeds from joint venture partners	144,193	—	144,193	—	144,193
Acquisition of investment properties	(192,154)	—	(192,154)	—	(192,154)
Development of investment properties	(83,961)	—	(83,961)	—	(83,961)
Property improvements — Office Properties	(20,131)	—	(20,131)	—	(20,131)
Property improvements — Resort/Hotel Properties	(4,707)	—	(4,707)	—	(4,707)
Tenant improvement and leasing costs — Office Properties	(65,540)	—	(65,540)	—	(65,540)
Resort Residential Development Properties investments	(32,876)	—	(32,876)	—	(32,876)
Increase in restricted cash and cash equivalents	(4,531)	—	(4,531)	—	(4,531)
Purchases of defeasance investments and other securities	(115,710)	—	(115,710)	—	(115,710)
Proceeds from defeasance investment maturities and other securities	23,273	—	23,273	—	23,273
Return of investment in unconsolidated companies	18,785	—	18,785	—	18,785
Investment in unconsolidated companies	(17,118)	—	(17,118)	—	(17,118)
Increase in notes receivable	(116,843)	—	(116,843)	—	(116,843)

Net cash used in investing activities	$(198,358)	$—	$(198,358)	$—	$(198,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(15,659)	$—	$(15,659)	$—	$(15,659)
Borrowings under Credit Facility	758,300	—	758,300	—	758,300
Payments under Credit Facility	(666,800)	—	(666,800)	—	(666,800)
Notes payable proceeds	387,200	—	387,200	—	387,200
Notes payable payments	(346,968)	—	(346,968)	—	(346,968)
Junior subordinated notes	77,321	—	77,321	—	77,321
Resort Residential Development Properties note payable borrowings	257,411	—	257,411	—	257,411
Resort Residential Development Properties note payable payments	(198,540)	—	(198,540)	—	(198,540)
Capital distributions to joint venture partner	(18,516)	—	(18,516)	—	(18,516)
Capital contributions from joint venture partner	7,834	—	7,834	—	7,834
Proceeds from exercise of share and unit options	21,995	—	21,995	—	21,995
Reissuance of Treasury Shares	16	—	16	—	16
Series A Preferred Share distributions	(23,963)	—	(23,963)	—	(23,963)
Series B Preferred Share distributions	(8,075)	—	(8,075)	—	(8,075)
Dividends and unitholder distributions	(178,890)	—	(178,890)	—	(178,890)

Net cash provided by financing activities	$52,666	$—	$52,666	$—	$52,666

DECREASE IN CASH AND CASH EQUIVALENTS	$(6,063)	$—	$(6,063)	$—	$(6,063)

CASH AND CASH EQUIVALENTS, Beginning of period	92,291	—	92,291	—	92,291

CASH AND CASH EQUIVALENTS, End of period	$86,228	$—	$86,228	$—	$86,228

Consolidated Statements of Cash Flows

	For year ended December 31, 2004
			As Reported
	As		with
	Previously	Discontinued	Discontinued	Restatement	As
	Reported	Operations	Operations	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$172,936	$—	$172,936	$5,923	$178,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,873	—	183,873	(3,074)	180,799
Extinguishment of debt	6,459	—	6,459	—	6,459
Resort Residential Development cost of sales	161,853	—	161,853	—	161,853
Resort Residential Development capital expenditures	(202,767)	—	(202,767)	—	(202,767)
Impairment charges related to real estate assets	7,605	—	7,605	—	7,605
Income from investment land sales	(18,879)	—	(18,879)	—	(18,879)
Gain on joint venture of properties	(265,772)	—	(265,772)	—	(265,772)
Gain on property sales, net	(1,241)	—	(1,241)	—	(1,241)
Minority interests	38,688	—	38,688	(4,471)	34,217
Cumulative effect of a change in accounting principle, net of minority interests	363	—	363	—	363
Non-cash compensation	1,737	—	1,737	—	1,737
Amortization of debt premiums	(2,386)	—	(2,386)	—	(2,386)
Equity in earnings from unconsolidated companies	(9,624)	—	(9,624)	—	(9,624)
Ownership portion of management fees from unconsolidated companies	1,833	—	1,833	—	1,833
Distributions received from unconsolidated companies	7,982	—	7,982	—	7,982
Change in assets and liabilities, net of effect of consolidations, acquisitions and dispositions:
Restricted cash and cash equivalents	54,889	—	54,889	—	54,889
Accounts receivable and notes receivable	(17,924)	—	(17,924)	—	(17,924)
Deferred rent receivable	(16,246)	—	(16,246)	—	(16,246)
Income tax asset -current and deferred, net	(21,657)	—	(21,657)	827	(20,830)
Other assets	(23,983)	—	(23,983)	1,098	(22,885)
Accounts payable, accrued expenses and other liabilities	34,828	—	34,828	(303)	34,525

Net cash provided by operating activities	$92,567	$—	$92,567	$—	$92,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash impact of consolidation of previously unconsolidated entities	$334	$—	$334	$—	$334
Proceeds from property sales	174,881	—	174,881	—	174,881
Proceeds from sale of investment in unconsolidated company and related property sales	3,229	—	3,229	—	3,229
Proceeds from joint venture partners	1,028,913	—	1,028,913	—	1,028,913
Acquisition of investment properties	(381,672)	—	(381,672)	—	(381,672)
Development of investment properties	(7,089)	—	(7,089)	—	(7,089)
Property improvements — Office Properties	(14,297)	—	(14,297)	—	(14,297)
Property improvements — Resort/Hotel Properties	(27,739)	—	(27,739)	—	(27,739)
Tenant improvement and leasing costs — Office Properties	(92,876)	—	(92,876)	—	(92,876)
Resort Residential Development Properties investments	(35,428)	—	(35,428)	—	(35,428)
Decrease in restricted cash and cash equivalents	75,395	—	75,395	—	75,395
Purchases of defeasance investments and other securities	(203,643)	—	(203,643)	—	(203,643)
Proceeds from defeasance investment maturities and other securities	14,560	—	14,560	—	14,560
Return of investment in unconsolidated companies	129,693	—	129,693	—	129,693
Investment in unconsolidated companies	(19,047)	—	(19,047)	—	(19,047)
Increase in notes receivable	(15,230)	—	(15,230)	—	(15,230)

Net cash provided by investing activities	$629,984	$—	$629,984	$—	$629,984

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(12,918)	$—	$(12,918)	$—	$(12,918)
Borrowings under Credit Facility	530,000	—	530,000	—	530,000
Payments under Credit Facility	(626,500)	—	(626,500)	—	(626,500)
Notes payable proceeds	577,146	—	577,146	—	577,146
Notes payable payments	(1,027,661)	—	(1,027,661)	—	(1,027,661)
Resort Residential Development Properties note payable borrowings	111,672	—	111,672	—	111,672
Resort Residential Development Properties note payable payments	(118,495)	—	(118,495)	—	(118,495)
Capital distributions to joint venture partner	(8,565)	—	(8,565)	—	(8,565)
Capital contributions from joint venture partner	2,833	—	2,833	—	2,833
Proceeds from exercise of share and unit options	829	—	829	—	829
Issuance of preferred shares-Series A	71,006	—	71,006	—	71,006
Series A Preferred Share distributions	(23,963)	—	(23,963)	—	(23,963)
Series B Preferred Share distributions	(8,075)	—	(8,075)	—	(8,075)
Dividends and unitholder distributions	(175,621)	—	(175,621)	—	(175,621)

Net cash used in financing activities	$(708,312)	$—	$(708,312)	$—	$(708,312)

INCREASE IN CASH AND CASH EQUIVALENTS	$14,239	$—	$14,239	$—	$14,239

CASH AND CASH EQUIVALENTS, Beginning of period	78,052	—	78,052	—	78,052

CASH AND CASH EQUIVALENTS, End of period	$92,291	$—	$92,291	$—	$92,291

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Impact of New Accounting Standards
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
     EITF 04-5. In June 2005, the EITF ratified the consensus in Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5), which states that the general partner in a limited partnership is presumed to control that limited partnership. This presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business and thereby preclude the general partner from exercising unilateral control over the partnership. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5.
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
     FASB Interpretation 48. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We expect to record less than $1.0 million as a cumulative effect adjustment to beginning Accumulated Deficit as of January 1, 2007 from the adoption of FIN 48. The impact of the adoption of FIN 48 has not been determined by AmeriCold, an equity investment in which we hold a 31.7% interest, as of December 31, 2006.

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
     SAB No. 108. In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108), which is effective for fiscal years ending after November 15, 2006. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. The adoption of SAB No. 108 did not have an impact to our financial condition or results of operations.
     EITF 06-8. At its November 2006 meeting, the EITF ratified the consensus regarding Issue No. 06-8 (EITF 06-8), Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums. EITF 06-8 is effective for annual periods beginning after March 15, 2007. The scope of EITF 06-8 is limited to the sale of individual units in a condominium project and requires an entity to evaluate the adequacy of the buyer’s initial and continuing investment for purposes of determining whether the sales price is collectible as required to recognize profit using the percentage-of-completion method under paragraph 37 of Statement 66. If the buyer does not meet the initial and continuing investment criteria, the guidance requires use of the deposit method to recognize profit. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 06-8.
Significant Accounting Policies
     Consolidation of Variable Interest Entities. We perform evaluations of each of our investments, investment partnerships, real estate partnerships, mezzanine investments and joint ventures to determine if the associated entities constitute a Variable Interest Entity, or VIE, as defined under Interpretations 46 and 46R, Consolidation of Variable Interest Entities, or FIN 46 and 46R, respectively. Due to the adoption of FIN 46, we consolidated Elijah Fulcrum Fund Partners, L.P., which we refer to as Elijah, as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. The consolidation of Elijah resulted in an approximately $0.4 million charge to earnings which is reflected as a cumulative effect of a change in accounting principle, net of minority interests in our Consolidated Statements of Operations. In general, a VIE is an entity that has (i) an insufficient amount of equity for the entity to carry on its principal operations without additional subordinated financial support from other parties, (ii) a group of equity owners that are unable to make decisions about the entity’s activities, or (iii) equity that does not absorb the entity’s losses or receive the benefits of the entity. If any one of these characteristics is present, the entity is subject to FIN 46R’s variable interests consolidation model.
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
     For entities that do not constitute VIE’s, we consider other GAAP, as required, determining (i) consolidation of the entity if our ownership interests comprise a majority of its outstanding voting stock or otherwise control the entity, or (ii) application of the equity method of accounting if we do not have direct or indirect control of the entity, with the initial investment carried at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions to and from these entities. Further, we evaluate, under EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, entities for which we have a general partner interest to determine the nature of limited partners’ rights in assessing whether those rights overcome the presumption that we control the limited partnership entity.

     Acquisition of operating properties. We allocate the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, Business Combinations. We initially record the allocation based on a preliminary purchase price allocation with adjustments recorded during the allocation period, not to exceed within one year from the acquisition.
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
     The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the unamortized in-place tenant improvement allowances. Management’s estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.
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
     Should a tenant terminate its lease, the unamortized portion of the costs to execute similar leases, in-place lease value and the customer relationship value and above-market and below-market in-place lease values would be charged to expense.
     Net Investments in Real Estate. Real estate, for operating properties, is carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvements and leasing of real estate are capitalized. Operating leases for space in our Office Properties generally provide an allowance for the construction of tenant improvements. We capitalize the cost of tenant improvements up to the amount of the allowance granted in the lease. The cost of any improvements paid by the tenant in excess of the tenant improvement allowance is not reflected in our Consolidated Financial Statements. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

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
     Assets classified as held and used are evaluated for impairment when events or circumstances indicate that the carrying amount may not be recoverable. When expected undiscounted cash flows are less than the carrying value of a Property and we do not expect to recover our carrying costs, an impairment loss is recognized. For Properties classified as held for use, we reduce carrying costs to fair value. For Properties held for disposition, we reduce carrying costs to the fair value less estimated selling costs in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Depreciation expense is not recognized on Properties classified as held for disposition.
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
     Restricted Cash and Cash Equivalents. Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and capital requirements related to cash flow hedges. At December 31, 2005, restricted cash also included funds related to residential property closings at year end when the receipts are held in escrow and required to be used to pay down the project construction loan.
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
     Mezzanine notes receivable are reviewed for potential impairment at each balance sheet date. A mezzanine note receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the mezzanine note’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the mezzanine note to the present value of the expected cash flows or the fair value of the collateral. If a mezzanine note was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
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

     Certain of our unconsolidated entities, Sun TX Fulcrum Fund, L.P., or SunTx, and G2 Opportunity Fund, L.P., or G2, are subject to specialized industry accounting principles under the AICPA Audit and Accounting Guide: Investment Companies. Under those guidelines, SunTx and G2 record underlying investments, including investments in portfolio companies which are not publicly traded securities, at estimated fair value. Accordingly, various factors are considered in valuing such securities, including: their costs, current and projected operating performance, prices of recent significant placements of securities of the same issuer to unaffiliated third parties, if any, recent market transactions for similar companies, and other such factors. Because of the inherent uncertainty of such valuations, the fair value adjustments to non-public investments are estimates, and accordingly, such estimated values may differ from the values that would have been used had a ready market for the investments existed, and the differences could be material. SunTx and G2 update such estimates of fair value on an annual basis; as such, we record any unrealized gains or losses during the year in the fourth quarter as equity in earnings results associated with these investments.
     See Note 10, “Investments in Unconsolidated Companies” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of December 31, 2006.
     Other Assets. Other assets consist principally of leasing costs, deferred financing costs, intangible assets, goodwill and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis (when it approximates the effective interest method) over the shorter of the expected lives or the terms of the respective loans. The effective interest method is used to amortize deferred financing costs on loans where the straight-line basis does not approximate the effective interest method, over the terms of the respective loans.
     Goodwill and intangible assets are reviewed annually for impairment. Upon the conveyance of a water pipeline to the local government, we reclassified the fair value of the water pipeline from land improvements into an intangible asset, or water rights. The water rights in use are being amortized on a straight-line basis over 20 years.
     Marketable securities are considered either available-for-sale, trading or held-to-maturity, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains or losses on sale of securities are recorded based on specific identification. Available-for-sale securities are marked to market value on a monthly basis with the corresponding unrealized gains and losses included in accumulated other comprehensive income. Trading securities are marked to market on a monthly basis with the unrealized gains and losses included in earnings. Held-to-maturity securities are carried at amortized cost. Held-to-maturity securities consists of U.S. Treasury and government sponsored agency securities purchased to in-substance defease debt, and are included in the “Defeasance investments” line. When a decline in the fair value of marketable securities is determined to be other than temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. Investments in equity securities with no readily determinable market value are reported at cost, as they are not considered marketable under SFAS No. 115.
     Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, deferred rent receivable, notes receivable, other assets, accounts payable and other liabilities are reasonable estimates of their fair values. Fair values of our notes receivable, primarily mezzanine notes, are influenced by changes in, and market expectations for changes in, interest rates and levels of repayments as well as other factors beyond the control of management. Because most of our investments that have variable interest rates adjust to more current rates monthly, declines in fair value caused by increases in interest rates can be largely recovered in a relatively short period of time. The fair value of mezzanine notes with fixed interest rates are based on current interest rates for similar investments with similar payment terms and maturities at the time of investment. The fair value of our defeasance investments was approximately $110.3 million as of December 31, 2006. The fair value of our notes payable and junior subordinated notes is most sensitive to fluctuations in interest rates. Since our $767.2 million in variable rate debt changes with these changes in interest rates, it also approximates the fair market value of the underlying debt. We reduce the variability in future cash flows by maintaining a sizable portion of debt with fixed payment characteristics. Although the cash flow to or from us does not change, the fair value of the $1.5 billion in fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $1.5 billion as of December 31, 2006. The defeasance investments and defeased debt cannot legally be separated and, therefore, have a net fair value of $0.4 million. For defeasance investments, fair values are based on quoted market prices. For defeased debt, fair values are based on rates currently available from banks and other lenders for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006.
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
     As of December 31, 2006, there are no derivatives designated as fair value hedges or hedges of net investments in foreign operations nor are derivatives being used for trading or speculative purposes.
     At December 31, 2006, derivatives with a fair value of $0.1 million were included in “Other assets, net.” The change in net unrealized gains decreased $1.8 million in 2006 for derivatives designated as cash flow hedges is separately disclosed in the Consolidated Statements of Shareholders’ Equity.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The change in net unrealized gains/losses on cash flow hedges reflects the recognition of $1.9 million of net unrealized losses from other comprehensive income to interest expense during 2006. We estimate that during 2007 an additional $0.1 million of unrealized gains will be recognized as a reduction to interest expense.
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
     Revenue Recognition — Resort Residential Development Properties. We use the accrual method to recognize revenue from the sale of Resort Residential Development Properties after closing has taken place, title has been transferred, sufficient cash has been received to demonstrate the buyer’s commitment to pay for the property and collection of the balance of the sales price, if any, is reasonably assured. If a sale does not qualify for the accrual method of recognition, deferral methods are used as appropriate. In certain cases, when we receive an inadequate cash down payment and take a promissory note for the balance of the sales price, revenue recognition is deferred until such time as sufficient cash has been received to meet minimum down payment requirements. The cost of resort residential property sold is defined based on the type of product being purchased. The cost of sales for resort residential lots is generally determined as a specific percentage of the sales revenue recognized for each Resort Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Resort Residential Development project. These estimates are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sales for resort residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the resort residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the revenue is recognized, and a commitment liability is established to reflect the allocated estimated future costs to complete the resort residential unit. If our estimates of costs or the percentage of completion is incorrect, it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.
     At our golf clubs, members are expected to pay an advance initiation fee or refundable deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses and breadth of amenities available to the members, and the prestige of having the right to membership of the club. A significant portion of our initiation fees are deferred equity memberships which are recorded as deferred revenue when sold and recognized as membership fee revenue on a straight-line basis over the number of months remaining until the turnover date of the club to the members. Refundable deposits relate to the non-equity membership portion of each membership sold which will be refunded upon resignation by the member and upon reissuance of the membership, or at the termination of the membership as provided by the membership agreement. Refundable deposits are not recorded as revenue but rather as a liability due to the refundable nature of the deposit. For certain refundable deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as revenue over the average expected life of the membership and the present value of the refund obligation accretes to the refund amount over the nonrefundable term. A limited number of non-equity members may be entitled to repayment of a portion of their dues up to a fixed amount per member upon surrender of their memberships. Revenue associated with these refundable dues is deferred until we are relieved from this repayment obligation. The deferred revenue and refundable deposits, net of related deferred expenses, are presented in our Consolidated Balance Sheets in Accounts payable, accrued expenses, and other liabilities.
     Revenue Recognition — Resort/Hotel Properties. We recognize revenue for room sales and guest nights and revenue from guest services whenever rooms were occupied and services had been rendered. Lease revenue is recognized for the Omni Austin Hotel. Also, we record taxes collected from customers and remitted to governmental authorities on a net basis in that they are excluded from revenues.
     Revenue Recognition — Mezzanine Notes. We recognize interest income on mezzanine notes over the term of the note using the effective interest method and on an accrual basis. Fees received in connection with loan commitments and loan origination costs are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.
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

     The following table presents a reconciliation for the years ended December 31, 2006, 2005 and 2004 of basic and diluted earnings per share from “Income before discontinued operations and cumulative effect of a change in accounting principle” to “Net income available to common shareholders.” The table also includes weighted average shares on a basic and diluted basis.

	For the years ended December 31,
	2006			2005			2004
				(Restated)			(Restated)
		Wtd.	Per		Wtd.	Per		Wtd.	Per
	Income	Avg.	Share	Income	Avg.	Share	Income	Avg.	Share
(in thousands, except per share amounts)	(Loss)	Shares	Amount	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Basic EPS -
Income before discontinued operations and cumulative effect of a change in accounting principle	$19,678	102,055		$9,298	100,179		$170,741	99,025
Series A Preferred Share distributions	(23,963)			(23,963)			(23,723)
Series B Preferred Share distributions	(8,075)			(8,075)			(8,075)

(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(12,360)	102,055	$(0.12)	$(22,740)	100,179	$(0.23)	138,943	99,025	$1.40
(Loss) income from discontinued operations, net of minority interests and taxes	(502)		(0.01)	4,006		0.04	10,407		0.11
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(105)		—	(953)		(0.01)	(2,978)		(0.03)
Gain on sale of real estate from discontinued operations, net of minority interests and taxes	14,362		0.14	89,234		0.89	1,052		0.01
Cumulative effect of a change in accounting principle, net of minority interests	—		—	—		—	(363)		—

Net income available to common shareholders	$1,395	102,055	$0.01	$69,547	100,179	$0.69	$147,061	99,025	$1.49

	For the years ended December 31,
	2006			2005			2004
				(Restated)			(Restated)
		Wtd.	Per		Wtd.	Per			Per
	Income	Avg.	Share	Income	Avg.	Share	Income	Wtd. Avg.	Share
(in thousands, except per share amounts)	(Loss)	Shares	Amount	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Diluted EPS -
Income before discontinued operations and cumulative effect of a change in accounting principle	$19,678	102,055		$9,298	100,179		$170,741	99,025
Series A Preferred Share distributions	(23,963)			(23,963)			(23,723)
Series B Preferred Share distributions	(8,075)			(8,075)			(8,075)
Effect of dilutive securities:
Share and unit options		— (1)			— (1)			219

(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(12,360)	102,055	$(0.12)	$(22,740)	100,179	$(0.23)	$138,943	99,244	$1.40
(Loss) income from discontinued operations, net of minority interests and taxes	(502)		(0.01)	4,006		0.04	10,407		0.10
Impairment charges related to real estate assets from discontinued operations, net of minority interests	(105)		—	(953)		(0.01)	(2,978)		(0.03)
Gain on sale of real estate from discontinued operations, net of minority interests and taxes	14,362		0.14	89,234		0.89	1,052		0.01
Cumulative effect of a change in accounting principle, net of minority interests	—		—	—		—	(363)		—

Net income available to common shareholders	$1,395	102,055	$0.01	$69,547	100,179	$0.69	$147,061	99,244	$1.48

(1)	Share and unit options (in common share equivalents) of 1,463,992 and 824,019 for the years ended December 31, 2006 and 2005, respectively, are not included because the effect of their conversion would be antidilutive to loss available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle.
     The effect of the conversion of the Series A Convertible Cumulative Preferred Shares or the convertible Operating Partnership units are not included in the computation of Diluted EPS for the years ended December 31, 2006, 2005 and 2004, since the effect of the conversions are antidilutive.

Supplemental Disclosure to Statements of Cash Flows

Supplemental disclosures of cash flow information:	For the years ended December 31,
(in thousands)	2006	2005	2004
Cash paid for interest	$156,694	$160,918	$169,056

Cash (received) paid for income taxes	$(853)	$738	$8,364

Interest capitalized — Resort Residential Development	$25,068	$20,017	$15,556
Interest capitalized — Resort/Hotel	3,195	898	294
Interest capitalized — Office	5,418	1,017	—

Total interest capitalized	$33,681	$21,932	$15,850

Supplemental schedule of non cash activities:

Joint venture of Office Properties’ debt	$—	$158,350	$—
Assumption of debt in conjunction with acquisitions of Office Properties	23,605	—	139,807
Financed sale of land parcel	—	—	4,878
Financed purchase of land parcel	—	—	7,500
Satisfaction of debt in conjunction with disposition of properties	81,792	—	—
Interest accrued into construction loans	12,467	—	—

Supplemental schedule of 2004 consolidation of Elijah:

Accounts receivable, net			$(848)
Investments in unconsolidated companies			(2,478)
Notes receivable, net			4,363
Income tax asset — current and deferred, net			(274)
Minority interest — consolidated real estate partnerships			(140)
Other comprehensive income, net of tax			139
Cumulative effect of a change in accounting principle			(428)

Increase in cash			$334

3. SEGMENT REPORTING
     For purposes of segment reporting as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have four major investment segments based on property type: the Office Segment; the Resort Residential Development Segment; the Resort/Hotel Segment and the Temperature-Controlled Logistics Segment. Management utilizes this segment structure for making operating decisions and assessing performance.
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
     We calculate FFO available to common shareholders — diluted in this manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Common Shareholders and we include the effect of Operating Partnership unitholder minority interests.

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
     Our measures of FFO available to common shareholders — diluted and FFO may not be comparable to similarly titled measures of other REITs if those REITs apply the definition of FFO in a different manner than we apply it. Selected financial information related to each segment for the three years ended December 31, 2006, 2005, and 2004, and total assets, consolidated property level financing, consolidated other liabilities and minority interests for each of the segments at December 31, 2006 and 2005, are presented in the following tables:

	For the year ended December 31, 2006
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$414,343	$372,148	$142,205	$—	$—	$928,696
Total Property expense	206,563	342,994	108,391	—	76	658,024

Income from Property Operations	$207,780	$29,154	$33,814	$—	$(76)	$270,672
Total other income (expense)	(53,585)	(15,100)	(22,797)	(15,668)	(144,658)	(251,808)
Minority interests and income taxes	(3,072)	1,967	4,048	—	(2,129)	814
Discontinued operations -income, gain on real estate and impairment charges related to real estate assets, net of minority interests and taxes	10,830	6,552	—	—	(3,627)	13,755

Net income (loss)	$161,953	$22,573	$15,065	$(15,668)	$(150,490)	$33,433

Depreciation and amortization of real estate assets	$105,997	$9,830	$16,312	$—	$—	$132,139
Gain on property sales	(25,206)	(3,282)	—	—	(359)	(28,847)
Gain from sale of development operating property	(10,138)	(6,083)	—	—	—	(16,221)
Gain from promoted interest	(22,575)	—	—	—	—	(22,575)
Adjustments for investment in unconsolidated companies	21,217	(10,616)	4,773	17,917	—	33,291
Unitholder minority interest and taxes	—	—	—	—	266	266
Series A Preferred share distributions	—	—	—	—	(23,963)	(23,963)
Series B Preferred share distributions	—	—	—	—	(8,075)	(8,075)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$69,295	$(10,151)	$21,085	$17,917	$(32,131)	$66,015

Funds from operations available to common shareholders-diluted	$231,248	$12,422	$36,150	$2,249	$(182,621)	$99,448

     See footnotes to the following table.

	For the year ended December 31, 2005 (Restated)
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other	Total
Total Property revenue	$372,759	$502,723	$142,618	$—	$—	$1,018,100
Total Property expense	195,781	432,203	111,277	—	—	739,261

Income from Property Operations	$176,978	$70,520	$31,341	$—	$—	$278,839
Total other income (expense)	(65,271)	(14,208)	(20,603)	234	(150,164)	(250,012)
Minority interests and income taxes	(4,058)	(14,692)	1,941	—	(2,720)	(19,529)
Discontinued operations -income, gain on real estate and impairment charges related to real estate assets, net of minority interests and taxes	108,557	(4)	—	—	(16,266)	92,287

Net income (loss)	$216,206	$41,616	$12,679	$234	$(169,150)	$101,585

Depreciation and amortization of real estate assets	$103,958	$9,413	$18,021	$—	$—	$131,392
Gain on property sales	(102,373)	—	(141)	—	(289)	(102,803)
Gain from sale of development operating property	(13,369)	—	—	—	—	(13,369)
Gain from promoted interest	(13,579)	—	—	—	—	(13,579)
Adjustments for investment in unconsolidated companies	18,872	(5,543)	3,881	18,210	—	35,420
Unitholder minority interest	—	—	—	—	12,379	12,379
Series A Preferred share distributions	—	—	—	—	(23,963)	(23,963)
Series B Preferred share distributions	—	—	—	—	(8,075)	(8,075)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders — diluted	$(6,491)	$3,870	$21,761	$18,210	$(19,948)	$17,402

Funds from operations available to common shareholders-diluted	$209,715	$45,486	$34,440	$18,444	$(189,098)	$118,987

     See footnotes to the following table.

	For the year ended December 31, 2004 (Restated)
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$475,797	$309,945	$214,531	$—	$—	$1,000,273
Total Property expense	234,161	271,310	179,825	—	—	685,296

Income from Property Operations	$241,636	$38,635	$34,706	$—	$—	$314,977

Total other income (expense)	149,072	(14,753)	(24,777)	6,153	(239,456)	(123,761)
Minority interests and income taxes	(1,789)	(1,710)	8,306	—	(25,282)	(20,475)
Discontinued operations –income, gain on real estate and impairment charges related to real estate assets, net of minority interests	3,908	(126)	7,177	—	(2,478)	8,481
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	—	(363)	(363)

Net income (loss)	$392,827	$22,046	$25,412	$6,153	$(267,579)	$178,859

Depreciation and amortization of real estate assets	$124,857	$8,078	$23,775	$—	$56	$156,766
(Gain) loss on property sales	(263,308)	115	(4,209)	—	349	(267,053)
Adjustments for investment in unconsolidated companies	11,601	(242)	—	22,549	—	33,908
Unitholder minority interest	—	—	—	—	26,319	26,319
Series A Preferred share distributions	—	—	—	—	(23,723)	(23,723)
Series B Preferred share distributions	—	—	—	—	(8,075)	(8,075)

Adjustments to reconcile net (loss) income to funds from operations available to common shareholders — diluted	$(126,850)	$7,951	$19,566	$22,549	$(5,074)	$(81,858)

Funds from operations available to common shareholders—diluted	$265,977	$29,997	$44,978	$28,702	$(272,653)	$97,001

See footnotes to the following table.

		Resort		Temperature-
		Residential		Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in millions)	Segment	Segment	Segment	Segment	Other		Total
Total Assets by Segment: (3)
Balance at December 31, 2006(4)	$2,019	$1,146	$380	$87	$415	(5)	$4,047
Balance at December 31, 2005(4) (Restated)	2,024	985	340	162	652	(5)	4,163
Consolidated Property Level Financing:
Balance at December 31, 2006	(968)	(220)	(142)	—	(966	) (6)	(2,296)
Balance at December 31, 2005	(851)	(143)	(59)	—	(1,206	) (6)	(2,259)
Consolidated Other Liabilities:
Balance at December 31, 2006	(134)	(308)	(32)	—	(29)		(503)
Balance at December 31, 2005 (Restated)	(116)	(310)	(30)	—	(44)		(500)
Minority Interests:
Balance at December 31, 2006	(12)	(32)	(5)	—	(77)		(126)
Balance at December 31, 2005 (Restated)	(15)	(32)	(6)	—	(99)		(152)

(1)	The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $39.3 million, $11.2 million and $9.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The 2006 lease termination fees are primarily due to the El Paso lease termination and related re-leasing.

(2)	For purposes of this Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, extinguishment of debt, other expenses and equity in net income of unconsolidated companies-other.

(3)	Total assets by segment are inclusive of investments in unconsolidated companies.

(4)	Non-income producing land held for investment or development of $75.6 million and $84.4 million at December 31, 2006 and 2005, respectively, by segment is as follows: Office $7.0 million and $24.3 million, Resort Residential Development $9.6 million and $9.6 million, Resort/Hotel $7.3 million and $7.3 million and Corporate $51.7 million and $43.2 million, respectively.

(5)	Includes mezzanine notes and defeasance investments.

(6)	Inclusive of Corporate bonds, Credit Facility, Junior Subordinated Notes, the Morgan Stanley and Goldman Sachs repurchase facilities, the Funding I defeased debt and Nomura Funding VI defeased debt. Balance at December 31, 2005 also includes Funding II defeased debt.

4. ACQUISITIONS
Asset Acquisitions
     The following table summarizes the office acquisitions that we made during the years ended December 31, 2006 and 2005:

Date			Purchase
(in millions)	Property	Location	Price
2006
January 23, 2006	Financial Plaza – Class A Office Property	Phoenix, Arizona	$55.0	(1)
2005
February 7, 2005	Exchange Building – Class A Office Property	Seattle, Washington	$52.5	(2)
April 8, 2005	One Buckhead Plaza – Class A Office Property	Atlanta, Georgia	130.5	(3)

(1)	The acquisition was funded by the assumption of a $23.6 million loan from Allstate, a new $15.9 million loan from Allstate and a draw on our credit facility. This property is wholly-owned.

(2)	The acquisition was funded by a draw on our credit facility.

(3)	The acquisition was funded by an $85.0 million loan from Morgan Stanley and a draw on our credit facility. In June 2005, we contributed One Buckhead Plaza to Crescent One Buckhead Plaza, L.P., a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund L.P. has a 65% interest.
5. DISCONTINUED OPERATIONS
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of the assets sold or held for sale have been presented as “(Loss) Income from discontinued operations, net of minority interests and taxes,” gain or loss on the assets sold or held for sale have been presented as “Gain on real estate from discontinued operations, net of minority interests and taxes” and impairments on the assets sold or held for sale have been presented as “Impairment charges related to real estate assets from discontinued operations, net of minority interests” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004. Minority interests for wholly-owned properties represent unitholders’ share of related income, gains, losses and impairments. The carrying value of the assets held for sale has been reflected as “Properties held for disposition, net” in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005. We consider a property as held for sale when we have met the criteria outlined in SFAS No. 144.

Asset Dispositions
Office Segment
     The following table presents the significant dispositions of Office Properties for the years ended December 31, 2006, 2005 and 2004:

							Net
			Net				Gain
(in millions) Date	Property	Location	Proceeds		Impairment		(Loss) (1)

2006
February 17, 2006	Waterside Commons	Dallas, Texas	$24.8	(2)	$1.0	(3)	$0.1
2005
February 7, 2005	Albuquerque Plaza	Albuquerque, New Mexico	$34.7	(4)	$—		$1.4
August 16, 2005	Barton Oaks Plaza One	Austin, Texas	14.4	(4)	—		4.5
September 19, 2005	Chancellor Park	San Diego, California	55.4	(4)	—		27.0
September 28, 2005	Two Renaissance Square	Phoenix, Arizona	116.8	(4)	—		57.2
2004
March 23, 2004	1800 West Loop South	Houston, Texas	28.2	(2)	13.9	(5)	0.2
April 13, 2004	Liberty Plaza	Dallas, Texas	10.8	(2)	3.6	(5)	(0.2)
June 17, 2004	Ptarmigan Place	Denver, Colorado	25.3	(4)	0.5	(6)	(2.0)
June 29, 2004	Addison Tower	Dallas, Texas	8.8	(2)	—		0.2
July 2, 2004	5050 Quorum	Dallas, Texas	8.9	(2)	0.8	(6)	(0.1)
July 29, 2004	12404 Park Central	Dallas, Texas	9.3	(4)	4.0	(7)	—

(1)	Amounts are net of Operating Partnership minority interests.

(2)	Proceeds were used primarily to pay down our credit facility.

(3)	Impairment was recognized during the year ended December 31, 2005.

(4)	Proceeds were used to pay down a portion of the Bank of America Fund XII Term Loan.

(5)	Impairment was recognized during the year ended December 31, 2003.

(6)	Impairment was recognized during the year ended December 31, 2004.

(7)	Of the $4.0 million in impairment recorded, $2.9 million was recorded during the year ended December 31, 2003, and $1.1 million was recorded during the year ended December 31, 2004.
Joint Venture – Paseo Del Mar
     On September 21, 2005, we entered into a joint venture arrangement, Crecent-JMIR Paseo Del Mar LLC, with JMI Realty. The joint venture committed to co-develop a 232,330 square-foot, three-building office complex in the Del Mar Heights submarket of San Diego, California. The development was completed in August 2006. The joint venture was structured such that we owned an 80% interest and JMI Realty owned the remaining 20% interest. On December 14, 2006, we completed the sale of our 80% interest in Crescent – JMIR Paseo Del Mar LLC. The sale generated proceeds, net of selling costs, of approximately $42.1 million and a net gain of approximately $10.4 million, net of promoted interest due JMI Realty and income taxes. Proceeds from the sale were used to pay down our credit facility.
Resort Residential Development Segment
     On October 21, 2004, we entered into a partnership agreement with affiliates of JPI Multi-Family Investments, L.P. to develop a multi-family luxury apartment project in Dedham, Massachusetts. The development was completed in November 2006. On December 8, 2006, the partnership, Jefferson Station, L.P., completed the sale of the apartment project. We consolidated the partnership which was owned 50% by JPI Multi-Family Investments, L.P. and 50% by us. The sale generated proceeds, net of selling costs and after the repayment of the $38.8 million loan with Bank of America, of approximately $35.9 million and a gain of approximately $20.3 million. Our share of the gain, net of minority interests and taxes, was approximately $5.4 million. Our share of the proceeds was approximately $24.1 million, which was used to pay down our credit facility.

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
Properties Held for Disposition
Summary of Assets Held for Sale
     The following tables indicate the major classes of assets and liabilities of the Properties held for sale as of the years ended December 31, 2006 and 2005.
Assets

(in thousands)	December 31, 2006	December 31, 2005
Land	$—	$24,650
Buildings and improvements	2,425	98,916
Furniture, fixtures and equipment	—	218
Accumulated depreciation	(25)	(7,465)
Other assets, net	—	1,886

Net investment in real estate	$2,400	$118,205

Liabilities

(in thousands)	December 31, 2006	December 31, 2005
Notes payable	$—	$14,606
Accounts payable, accrued expenses and other liabilities	—	4,700

Total liabilities	—	19,306

     The following tables present income, impairment charges and gain (loss) on sale for the years ended December 31, 2006, 2005 and 2004, for properties included in discontinued operations.

(in thousands)	2006	2005	2004
Total revenues	$2,445	$17,897	$50,515
Operating and other expenses, net of non-unitholder minority interests	(2,683)	(9,218)	(30,678)
Depreciation and amortization	(1,002)	(3,873)	(7,846)
Income tax benefit (expense)	642	(86)	279
Unitholder minority interests	96	(714)	(1,863)

(Loss) income from discontinued operations, net of minority interests and taxes	$(502)	$4,006	$10,407

(in thousands)	2006	2005	2004
Impairment charges related to real estate assets	$(125)	$(1,122)	$(3,511)
Unitholder minority interests	20	169	533

Impairment charges related to real estate assets from discontinued operations, net of minority interests	$(105)	$(953)	$(2,978)

(in thousands)	2006	2005	2004
Realized gain on sale of properties, net of non-unitholder minority interests	$28,334	$105,117	$1,241
Income tax expense	(11,232)	—	—
Unitholder minority interests	(2,740)	(15,883)	(189)

Gain on real estate from discontinued operations, net of minority interests and taxes	$14,362	$89,234	$1,052

6. JOINT VENTURES
2006 Transactions
Office
Parkway at Oakhill
     On March 31, 2006, we entered into a joint venture arrangement, C-C Parkway Austin, L.P., or Parkway, with Champion Partners. The joint venture has committed to co-develop a 144,380 square-foot, two-building office complex in Austin, Texas. The venture is structured such that we own a 90% interest and Champion Partners owns the remaining 10% interest. In connection with the joint venture, Parkway entered into a maximum $18.3 million construction loan. Our equity commitment to the joint venture was $8.2 million, of which $7.0 million has been funded as of December 31, 2006. The development, which is currently underway, is scheduled for delivery in the third quarter of 2007. We consolidate Parkway in accordance with FIN 46R, as it was determined to be a VIE of which we are the primary beneficiary. The lender of the construction loan has no recourse to Crescent. The carrying value of the assets that secure the construction loan as of December 31, 2006, was $14.5 million.
Chase Tower
     On June 20, 2006, we completed the sale of Chase Tower on behalf of Austin PT BK One Tower Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE Asset Management, or GE, and 20% by us. The sale generated proceeds to the joint venture, net of selling cost and after a $36.0 million loan repayment, of approximately $28.0 million and a net gain of approximately $10.1 million. Our share of the net gain, including recognition of the unamortized deferred gain was approximately $4.3 million. Our share of the proceeds was approximately $5.6 million, which was used to pay down the credit facility.
Four Westlake Park
     On September 26, 2006, we completed the sale of Four Westlake Park on behalf of Houston PT Four Westlake Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE and 20% by us. The sale generated proceeds to the joint venture, net of selling costs and after a $46.1 million loan repayment, of approximately $73.0 million and a net gain of approximately $55.0 million. Our share of the net gain, including a promoted interest of approximately $14.7 million, was approximately $24.2 million. Our share of the proceeds was approximately $28.7 million, which was used to pay down our credit facility.

Three Westlake Park
     On December 11, 2006, we completed the sale of Three Westlake Park on behalf of Houston PT Three Westlake Office Limited Partnership, the joint venture which was owned 80% by an affiliate of GE and 20% by us. The sale generated proceeds to the joint venture, net of selling costs and after a $33.0 million loan repayment, of approximately $46.7 million and a net gain of approximately $33.4 million. Our share of the net gain, including a promoted interest of approximately $7.7 million, recognition of the unamortized deferred gain and write-off of unamortized deal costs from the original joint venture of the property, was approximately $17.3 million. Our share of the proceeds was approximately $15.8 million, which was used to pay down our credit facility.
Bank One Center
     On December 14, 2006, we completed the sale of Bank One Center on behalf of Main Street Partners, L.P., the joint venture which was owned 50% by an affiliate of The Blackstone Group and 50% by us. The sale generated proceeds to the joint venture, net of selling cost and after a $104.7 million loan repayment, of approximately $110.0 million and a net gain of approximately $4.4 million. Our share of the net gain was approximately $1.6 million inclusive of the write-off of unamortized deal costs from the original joint venture of the property. Our share of the proceeds was approximately $55.0 million, which was used to pay down our credit facility.
Resort Residential Development
Riverfront Village
     On March 21, 2006, CRDI entered into a joint venture arrangement, East West Resort Development XIV, L.P., L.L.L.P. (Riverfront Village), with affiliates of Crow Holdings and our development partner. The joint venture was formed to co-develop a hotel and condominiums in Avon, Colorado. The development, which is currently underway, is scheduled for delivery in 2008. We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital and return of our capital. Our initial equity commitment to the joint venture is $22.6 million, of which $17.2 million was funded as of December 31, 2006. In connection with construction financing obtained in November 2006 for the Riverfront Village project, the partners committed to contribute up to an additional $17.1 million in capital should certain financial covenants not be maintained. Our share of this capital commitment is $7.2 million, of which none was funded as of December 31, 2006. We determined that Riverfront Village is a VIE under FIN 46R of which we are not the primary beneficiary; therefore we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of our capital investment. We account for our interest in Riverfront Village under the equity method.
2005 Transactions
Office
Fulbright Tower
     On February 24, 2005, we contributed Fulbright Tower, subject to the Morgan Stanley Mortgage Capital Inc. Note of $73.4 million, and an adjacent parking garage, to Crescent 1301 McKinney, L.P., a limited partnership in which we have a 23.85% interest, a fund advised by JPMorgan Asset Management, or JPMorgan, has a 60% interest and GE has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.5 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage this property on behalf of the joint venture. We account for our interest in Crescent 1301 McKinney, L.P. under the equity method.
2211 Michelson
     On June 9, 2005, we entered into a joint-venture arrangement, Crescent Irvine, LLC, with an affiliate of Hines. The joint venture purchased a land parcel located in the John Wayne submarket in Irvine, California, for $12.0 million. In addition, we have committed to co-develop a 267,000 square-foot Class A office property on the acquired site. Hines owns a 60% interest and we own a 40% interest in the joint venture. Our equity commitment to the joint venture is $5.6 million, all of which has been funded as of December 31, 2006. In 2006, Crescent Irvine, LLC entered into a maximum $85.6 million construction loan. In the event of default on the construction loan, the partners would be required to make a capital contribution. The development is scheduled for delivery in the second quarter of 2007. We account for our interest in Crescent Irvine, LLC under the equity method.
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

5 Houston Center
     On December 20, 2005, we completed the sale of 5 Houston Center on behalf of Crescent 5 Houston Center, L.P., the joint venture which was owned 75% by a fund advised by JPM, and 25% by us. The sale generated proceeds, net of selling costs, of approximately $164.6 million and a net gain of approximately $68.0 million. Our share of the net gain, including a promoted interest of approximately $13.6 million, was approximately $29.9 million. Our share of the proceeds was approximately $32.3 million, which was used to pay down our credit facility.
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
     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of our Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of ten years, or upon earlier redemption, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years at the option of the issuer. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Resort/Hotel Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility. No gain or loss was recorded in connection with the above transactions. Following these transactions, we account for our interests in CR Spa, LLC and CR Operating, LLC under the equity method.
Other Segment
Redtail Capital Partners, L.P.
     On May 10, 2005, we entered into an agreement with Capstead Mortgage Corporation pursuant to which we formed a joint venture, Redtail Capital Partners, L.P., to invest up to $100.0 million in select mezzanine loans on commercial real estate over a two-year period. The Redtail Capital Partners joint venture agreement also provides that we and Capstead may form a second joint venture to invest up to an additional $100.0 million in equity. Capstead is committed to 75% of the capital of the second joint venture, or up to $75.0 million, and we are committed to 25%, or up to $25.0 million. We will be responsible for identifying investment opportunities and managing the portfolios and will earn a management fee and incentives based on portfolio performance. A wholly-owned subsidiary of this joint venture has a $225.0 million warehouse borrowing facility in the form of a repurchase agreement. Borrowings under the warehouse facility are secured by the subsidiary’s financed participation interests and mezzanine loans, and guaranteed by the joint venture. Total investments of the joint venture in mezzanine loans, assuming leverage, could be as much as $325.0 million. For the year ended December 31, 2006, we have made capital contributions of $7.4 million. We account for our interest in Redtail Capital Partners, L.P. under the equity method.

2004 Transactions
Office
The Crescent, Houston Center and Post Oak Central
     On November 10, 2004, we contributed nine of our Office Properties to a limited partnership in which we initially had a 40% interest and a fund advised by JPM has a 60% interest. The Office Properties contributed to the partnership are The Crescent (two Office Properties) in Dallas, Texas and Houston Center (four Office Properties) and Post Oak Central (three Office Properties), both in Houston, Texas. The Office Properties were valued at $897.0 million. This transaction generated net proceeds of approximately $290.0 million after the pay off of the JP Morgan Mortgage Note, pay down of a portion of the Fleet Fund I Term Loan and defeasance of a portion of LaSalle Note I. The joint venture was accounted for as a partial sale of the Office Properties, resulting in a net gain of approximately $194.1 million. On December 23, 2004, an affiliate of General Electric Pension Fund, which we refer to as GE Pension Fund, purchased a 16.15% interest in the partnership from us, reducing our ownership interest to 23.85%. This transaction generated net proceeds of approximately $49.0 million and a net gain of $56.7 million. The net proceeds from both transactions were used to pay off the remaining portion of the Fleet Fund I Term Loan and pay down our credit facility. We incurred debt pre-payment penalties of approximately $35.0 million relating to the early extinguishment of the JP Morgan Mortgage Note and the partial defeasance of LaSalle Note I, which is reflected in the “Extinguishment of debt” line item in the Consolidated Statements of Operations. For the year ended December 31, 2005, we recorded an adjustment in the “(Loss) gain on joint venture of properties” line item in the Consolidated Statements of Operations related to the write-off of capitalized internal leasing costs related to this joint venture.
Fountain Place and Trammell Crow Center
     On November 23, 2004, we contributed two of our Office Properties to a limited partnership in which we have a 23.85% interest and a fund advised by JPM has a 76.15% interest. The two Office Properties contributed to the partnership are Fountain Place and Trammell Crow Center, both in Dallas, Texas. The Office Properties were valued at $320.5 million. This transaction generated net proceeds of approximately $71.5 million after the pay off of the Lehman Capital Note. The joint venture was accounted for as a partial sale of the Office Properties, resulting in a net gain of approximately $14.9 million. The net proceeds from this transaction were used to pay down a portion of our credit facility. For the year ended December 31, 2005, we recorded an adjustment in the “(Loss) gain on joint venture of properties” line item in the Consolidated Statements of Operations related to the write-off of capitalized internal leasing costs related to this joint venture.
     As a result of GE Pension Fund’s purchase of an interest in the first partnership, GE Pension Fund serves along with us as general partner, and we serve as the sole and managing general partner of the second partnership. Each of the Office Properties contributed to the partnerships is owned by a separate limited partnership. Each of those property partnerships (excluding Trammell Crow Center) has entered into a separate leasing and management agreement with us, and, in the case of Trammell Crow Center, the property partnership also has entered into a management oversight agreement and a mortgage servicing agreement with us. We have no commitment to reinvest the cash proceeds back into the joint ventures. None of the mortgage financing at the joint-venture level is guaranteed by us. We account for our interest in these partnerships as unconsolidated equity investments.

7. OTHER TRANSACTIONS
Office Segment
Significant Tenant Lease Termination
     In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which terminated El Paso’s leases totaling 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007, and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. As of December 31, 2006, we have collected $35.0 million of the lease termination fee. For the years ended December 31, 2006 and 2005, we recognized $38.8 million and $8.5 million, respectively, in net termination fees, which includes accelerated termination fees and contractual full-service rents resulting from the re-lease of approximately 463,000 square feet. As of December 31, 2006, El Paso was current on all rent obligations.
Resort Residential Development Segment
     During the year ended December 31, 2004, the Sonoma Club was demolished in order to begin construction on a new clubhouse. Accordingly, we recorded an impairment charge of approximately $2.5 million, net of income tax, included in the “Impairment charges related to real estate assets” line item in the accompanying Consolidated Statements of Operations.
Undeveloped Land Sales
     The following table presents the significant dispositions of undeveloped land for the years ended December 31, 2006, 2005 and 2004 including location of the land, net proceeds received and net gain on sale included in the “Income from investment land sales” line item in the Consolidated Statements of Operations.

		Net
(dollars in millions) Date	Location	Proceeds		Net Gain
2005
March 31, 2005	Houston, Texas	$5.8	(1)	$3.5
June 30, 2005	Houston, Texas	6.1	(1)	4.1
2004
June 17, 2004	Denver, Colorado	$2.9		$0.9
August 16, 2004	Houston, Texas	6.4	(2)	7.6
November 12, 2004	Monterey, California	1.0		0.7
December 17, 2004	Houston, Texas	22.3		8.3
December 23, 2004	Houston, Texas	4.0		1.4

(1)	The proceeds were used primarily to pay down our credit facility.

(2)	In addition to the $6.4 million net cash proceeds, we also received a note receivable of $5.6 million. The note provides for payments of principal of $0.5 million due in December 2004, annual installments of $1.0 million each due August 2005 through August 2008 and $1.1 million due at maturity in August 2009 and does not bear interest.

8. MEZZANINE NOTES
     The following table presents our significant investments in mezzanine notes as of December 31, 2006. These notes are reflected in the “Notes receivable, net” line item in the consolidated financial statements. Mezzanine notes are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt or in the form of loans to the direct or indirect parent of the property owner secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.

(in millions)				Balance at December		Interest Rate at
Note		Date of Transaction	Maturity Date	31, 2006		December 31, 2006
Fixed Rate:
Three Dallas Office Properties	(1)	8/31/05	2010	$7.6		11.04%
21 California Condominiums	(2)	12/28/06	2008	9.8	(3)	17.00%
Variable Rate:
Dallas Office Property	(4)	6/9/05	2007	12.0		13.85%
Two Luxury Hotel Properties in California	(5)	11/16/05	2007	15.0		16.35%
Office Portfolio in Southeastern U.S.	(6)	12/30/05	2007	20.7		12.23%
Florida Hotel Portfolio Investment	(7)	1/20/06	2009	15.0		13.35%
California Ski Resort	(8)	4/12/06	2009	20.0		9.85%
New York City Residential	(9)	5/8/06	2007	24.2		18.18%

Total Mezzanine Notes				$124.3

Total Weighted Average Interest Rate						14.09%

(1)	The loan has an interest-only term through September 2007. Beginning October 2007, the borrower must make principal payments based on a 30-year amortization schedule until maturity. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.

(2)	The loan has an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to one six-month extension.

(3)	The condominiums securing this note were sold by CRDI to a third party. Due to restrictions under SFAS No. 66 Accounting for Sales of Real Estate regarding seller financed transactions, the profit from the sale of $4.7 million was deferred and recorded under the cost recovery method and reflected as a reduction of the note such that the face value of the note is included in the table above.

(4)	The loan bears interest at LIBOR plus 850 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(5)	The loan bears interest at LIBOR plus 1,100 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to five one-year extension options.

(6)	The loan bears interest at LIBOR plus 685 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(7)	The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(8)	The loan bears interest at LIBOR plus 450 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

(9)	The loan bears interest at LIBOR plus 1,283 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.
     In 2006, we received approximately $110.2 million of net proceeds, after the repayment of debt, for the repayment of five of our mezzanine notes, which included $6.2 million of prepayment fees.

9. TEMPERATURE-CONTROLLED LOGISTICS
     As of December 31, 2006, the Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold. AmeriCold operates 104 facilities, of which 91 were wholly-owned or leased, one was partially-owned and twelve were managed for outside owners. We account for our interest in AmeriCold as an unconsolidated equity investment.
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
     Immediately following this transaction, VCPP dissolved and, after the payment of all of its liabilities, distributed its remaining assets to its partners. The assets distributed to us consisted of common shares, cash and a note receivable. In connection with the dissolution of the partnership, Vornado Realty L.P. or Vornado, agreed to terminate the preferential allocation payable to it under the partnership agreement. In consideration of this, we agreed to pay Vornado an annual management fee of $4.5 million, payable only out of dividends we receive from AmeriCold and proceeds from sales of the common shares of AmeriCold that we own. Unpaid annual management fees will accrue without interest. The amount of the annual management fee will be reduced in proportion to any sales by us of our interest in AmeriCold. We also agreed to pay Vornado, from the proceeds of any sales of the common shares of AmeriCold that we own, a termination fee equal to the product of $23.8 million and the percentage reduction in our ownership of AmeriCold, as of November 18, 2004, represented by the sale. Our obligation to pay the annual management fee and the termination fee will end on October 30, 2027, or, if earlier, the date on which we sell all of the common shares of AmeriCold that we own.
     In August 2006, AmeriCold entered into a definitive agreement to acquire from ConAgra Foods, Inc. or ConAgra, four refrigerated warehouse facilities and the lease on a fifth facility, with an option to purchase. The aggregate purchase price is approximately $190.0 million, consisting of $152.0 million in cash to ConAgra and $38.0 million representing the recording of a capital lease obligation for the fifth facility. During the fourth quarter of 2006, AmeriCold completed the acquisition of two of these facilities and assumed the leasehold on the fifth facility and the related capital lease obligation. In January 2007, AmeriCold completed the acquisition of the third facility. The acquisition of the remaining facility is expected to be completed during the first half of 2007.
     In December 2006, AmeriCold completed a 5.45% fixed-rate, interest-only financing in an aggregate principal amount of $1.05 billion which matures in approximately equal tranches in seven, nine and ten years. The proceeds were used to repay $449.0 million of fixed-rate mortgages with a rate of 6.89% and a $430.0 million variable rate mortgage. The mortgages that were repaid were collateralized by 84 temperature-controlled warehouses which were released upon repayment. Fifty of the warehouses are used to collateralize the new loan. A portion of the remaining proceeds were distributed to the owners, of which our portion was approximately $58.7 million.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INVESTMENTS IN UNCONSOLIDATED COMPANIES
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of December 31, 2006.

		Our Ownership
		as of
Entity	Classification	December 31, 2006
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0	% (1)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	% (2) (3)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0	% (4) (3)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	% (5) (3)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	% (5) (3)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	% (5) (3)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	% (6) (3)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	% (6) (3)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	% (6) (3)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0	% (7) (3)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0	% (8) (3)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9	% (9) (3)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	% (10)
CR Operating, LLC	Resort/Hotel	48.0	% (11)
CR Spa, LLC	Resort/Hotel	48.0	% (11)
East West Resort Development XIV, L.P., L.L.L.P.	Resort Residential Development	26.8	% (12)
Blue River Land Company, LLC	Resort Residential Development	33.2	% (13)
EW Deer Valley, LLC	Resort Residential Development	35.7	% (14)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	26.5	% (15)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	% (16) (3)
Fresh Choice, LLC	Other	40.0	% (17)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	% (18)

(1)	The remaining 60% interest is owned by an affiliate of Hines.

(2)	The remaining 60% interest is owned by an affiliate of a fund managed by JP Morgan Investment Management, Inc., or JPM.

(3)	We have negotiated performance based incentives, which we refer to as promoted interest, which allow for additional equity to be earned if return targets are exceeded.

(4)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(5)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(6)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(7)	The remaining 70% interest is owned by an affiliate of GE.

(8)	The remaining 70% interest is owned by affiliates of JPM.

(9)	The partnership is owned by Crescent Big Tex III, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(10)	Of the remaining 68.3% interest, 47.6% is owned by Vornado and 20.7% is owned by The Yucaipa Companies.

(11)	The remaining 52% interest is owned by the founders of Canyon Ranch and their affiliates. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(12)	We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital and return of our capital. The remaining 73.2% economic interest is owned by parties unrelated to us. East West Resort Development XIV, L.P., L.L.L.P. was formed to co-develop a hotel and condominiums in Avon, Colorado.

(13)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, LLC was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(14)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, LLC was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, LLC was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(15)	Of the remaining 73.5%, approximately 42.5% is owned by SunTx Capital Partners, L.P. and the remaining 31.0% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.3% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(16)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(17)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(18)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of our Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fresh Choice
     On November 16, 2005, the Bankruptcy Court entered an order approving the First Amended Joint Plan of Reorganization of Fresh Choice, LLC, or Fresh Choice, jointly proposed by us, Cedarlane Natural Foods, Inc., or Cedarlane, and the Official Committee of Unsecured Creditors appointed in the bankruptcy filing. The Plan became effective on December 21, 2005. Pursuant to the Plan, we and Cedarlane acquired 100% of the new equity interest in Fresh Choice. Our portion of the new capital investment was 40% of $3.0 million, or $1.2 million. In addition, we and Cedarlane entered into a loan agreement for up to $3.0 million, of which $2.9 million has been funded as of December 31, 2006. The loan matures in January 2010. Also, as part of the Plan, Fresh Choice obtained new financing with GE Capital Franchise Financing Corporation of $5.0 million, of which 50% is guaranteed by us and Cedarlane in proportion to respective ownership interests. The unsecured creditors agreed to accept payment in the form of a two year non-interest bearing note of $2.5 million. Following these transactions, we account for our interests in Fresh Choice under the equity method.
     On January 5, 2007, we entered into a recapitalization agreement whereby we sold a portion of our interests in Fresh Choice. The agreement calls for a two-part close transaction due to restrictions in place related to the debt of Fresh Choice. Upon the first closing in January 2007, the buyer acquired an interest in the entities that own Fresh Choice for cash of $3.0 million, of which we received approximately $1.6 million. The second closing is expected to occur in the second quarter of 2007.
Summary Financial Information
     We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.
     Balance Sheets as of December 31, 2006:
•	Office — This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Crescent Irvine, LLC, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics — This includes AmeriCold Realty Trust;

•	Resort/Hotel — This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development — This includes East West Resort Development XIV, L.P., L.L.L.P., Blue River Land Company, LLC and EW Deer Valley, LLC; and

•	Other — This includes SunTx, Redtail, Fresh Choice, LLC and G2.
     Balance Sheets as of December 31, 2005:
•	Office — This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics — This includes AmeriCold Realty Trust;

•	Resort/Hotel — This includes CR Operating, LLC and CR Spa, LLC ;

•	Resort Residential Development — This includes Blue River Land Company, LLC and EW Deer Valley, LLC; and

•	Other — This includes SunTx, Redtail, Fresh Choice, LLC and G2.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Statements of Operations for the year ended December 31, 2006:
•	Office — This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics — This includes AmeriCold Realty Trust;

•	Resort/Hotel — This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development — This includes East West Resort Development XIV, L.P., L.L.L.P., Blue River Land Company, LLC, and EW Deer Valley, LLC; and

•	Other — This includes SunTx, Redtail, Fresh Choice, LLC and G2.
Summary Statements of Operations for the year ended December 31, 2005:
•	Office — This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics — This includes AmeriCold Realty Trust;

•	Resort/Hotel — This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development — This includes Blue River Land Company, LLC and EW Deer Valley, LLC; and

•	Other — This includes SunTx, Redtail, Fresh Choice, LLC and G2.
Summary Statements of Operations for the year ended December 31, 2004:
•	Office — This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

•	Temperature-Controlled Logistics — This includes AmeriCold Reality Trust, Vornado Crescent Portland Partnership and Vornado Crescent and KC Quarry, L.L.C.;

•	Resort/Hotel — This includes CR License, L.L.C., CR License II, L.L.C. and Canyon Ranch Las Vegas, L.L.C.;

•	Resort Residential Development — This includes Blue River Land Company, LLC and EW Deer Valley, LLC; and

•	Other — This includes SunTx and G2.
Balance Sheets:

	As of December 31, 2006
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics	Resort/Hotel	Development	Other	Total
Real estate, net	$1,628,384	$1,211,120	$113,367	$39,349	$12,238
Cash	71,167	92,672	32,986	9,183	2,649
Restricted cash	18,113	8,984	224	—	17,162
Other assets	241,747	166,589	12,921	21,948	224,653

Total assets	$1,959,411	$1,479,365	$159,498	$70,480	$256,702

Notes payable	$1,061,171	$1,125,078	$95,000	$3,500	$49,862
Notes payable to the Company	—	—	—	—	1,152
Other liabilities	182,960	91,952	29,036	19,166	6,027
Preferred membership units	—	—	109,006	—	—
Equity	715,280	262,335	(73,544)	47,814	199,661

Total liabilities and equity	$1,959,411	$1,479,365	$159,498	$70,480	$256,702

Our share of unconsolidated debt	$287,911	$356,875	$45,600	$1,467	$13,745	$705,598

Our investments in unconsolidated companies	$115,990	$87,069	$1,036	$20,202	$56,573	$280,870

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets:

	As of December 31, 2005
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics	Resort/Hotel	Development	Other	Total
Real estate, net	$1,944,942	$1,122,155	$108,943	$11,789	$13,077
Cash	71,361	25,418	52,100	920	5,875
Restricted cash	36,121	61,367	217	—	388
Other assets	279,437	163,925	12,258	4,787	165,478

Total assets	$2,331,861	$1,372,865	$173,518	$17,496	$184,818

Notes payable	$1,244,499	$765,640	$95,000	$—	$34,566
Notes payable to the Company	—	—	—	—	800
Other liabilities	196,100	109,161	28,523	101	9,216
Preferred membership units	—	—	104,231	—	—
Equity	891,262	498,064	(54,236)	17,395	140,236

Total liabilities and equity	$2,331,861	$1,372,865	$173,518	$17,496	$184,818

Our share of unconsolidated debt	$348,663	$242,708	$45,600	$—	$10,021	$646,992

Our investments in unconsolidated companies	$178,440	$162,438	$6,200	$6,657	$39,800	$393,535

Summary Statements of Operations:

	For the year ended December 31, 2006
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics(1)	Resort/Hotel	Development	Other	Total
Total revenues	$337,476	$780,761	$145,166	$12,637	$58,358
Operating expense	168,122	657,115	130,584	15,477	50,486

Net Operating Income	$169,354	$123,646	$14,582	$(2,840)	$7,872

Interest expense	$68,005	$81,890	$5,981	$—	$3,011
Depreciation and amortization	97,574	73,254	10,585	—	2,102
Taxes and other (income) expense	(3,325)	(4,588)	2,139	(440)	(46,165)

Total expenses (income)	$162,254	$150,556	$18,705	$(440)	$(41,052)

Gain on sale of assets	102,727	2,164	—	—	—
Preferred dividends	—	—	(12,503)	—	—

Net income (loss) available to common interests	$109,827	$(24,746)	$(16,626)	$(2,400)	$48,924

Our equity in net income (loss) of unconsolidated companies	$9,231	$(15,669)	$(5,109)	$(355)	$12,157	$255

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own, which is included in our share of equity in net income (loss) for Temperature-Controlled Logistics.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Statements of Operations:

	For the year ended December 31, 2005
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics(1)	Resort/Hotel	Development	Other	Total
Total revenues	$344,268	$846,881	$136,537	$8,553	$551
Operating expense	160,187	699,701	115,002	3,671	—

Net Operating Income	$184,081	$147,180	$21,535	$4,882	$551

Interest expense	$68,851	$56,273	$5,580	$—	$255
Depreciation and amortization	100,880	73,776	10,396	—	89
Taxes and other (income) expense	(899)	243	22	(155)	(99,089)

Total expenses (income)	$168,832	$130,292	$15,998	$(155)	$(98,745)

Preferred dividends	$—	$—	$(12,043)	$—	$—

Net income (loss) available to common interests	$15,249	$16,888	$(6,506)	$5,037	$99,296

Our equity in net income (loss) of unconsolidated companies	$11,464	$234	$(1,541)	$(491)	$17,885 (2)	$27,551

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own, which is included in our share of equity in net income (loss) for Temperature-Controlled Logistics.

(2)	Includes approximately $5.1 million of income recorded in the second quarter of 2005 resulting from an increase in 2004 actual results from previously estimated results related to SunTx.
Summary Statements of Operations:

	For the year ended December 31, 2004
		Temperature-			Resort
		Controlled			Residential
(in thousands)	Office	Logistics		Resort/Hotel	Development	Other		Total
Total revenues	$156,670	$223,990		$34,249	$3,981	$—
Operating expense	77,684	121,935	(1)	29,748	5,331	—

Net Operating Income	$78,986	$102,055		$4,501	$(1,350)	$—

Interest expense	$34,368	$52,069		$12	$—	$—
Depreciation and amortization	35,916	59,813		750	—	—
Taxes and other (income) expense	113	1,509		—	94	(23,904)

Total expenses (income)	$70,397	$113,391		$762	$94	$(23,904)

Gain (loss) on sale of assets	$—	$32,975		$—	—	—

Net income (loss) available to common interests	$8,589	$21,639		$3,739	$(1,444)	$23,904

Our equity in net income (loss) of unconsolidated companies	$6,262	$6,153		$(245)	$(2,266)	$(280	)(2)	$9,624

(1)	Inclusive of the preferred return paid to Vornado (1% per annum of the total combined assets through November 18, 2004).

(2)	Does not include approximately $5.1 million of income recorded in the second quarter 2005 resulting from an increase in 2004 actual results from previously estimated results related to SunTx.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated Debt Analysis
     The following table shows, as of December 31, 2006, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities’ anticipated pay-off dates.

		Balance	Our Share of
		Outstanding at	Balance at
	Our	December 31,	December 31,	Interest Rate at
Description	Ownership	2006	2006	December 31, 2006	Maturity Date	Fixed/Variable (1)
		(in thousands)	(in thousands)
Temperature-Controlled Logistics Segment:
AmeriCold Realty Trust	31.72%
Deutsche Bank/JPMorgan Chase (2)		$350,000	$111,020	5.40%	12/10/2015	Fixed
Citigroup (3)		325,000	103,090	5.46%	12/10/2013	Fixed
UBS 1A (4)		194,000	61,537	5.55%	12/10/2016	Fixed
UBS 1B, 1C (5)		181,000	57,413	5.43%	12/10/2016	Fixed
Other		75,078	23,815	3.48% to 22.53%	6/15/2007 to 4/1/2017	Fixed

		$1,125,078	$356,875

Office Segment:
Crescent HC Investors, L.P.	23.85%	269,705	64,325	5.03%	11/7/2011	Fixed
Crescent TC Investors, L.P.	23.85%	214,770	51,223	5.00%	11/1/2011	Fixed
Crescent Fountain Place, L.P.	23.85%	105,932	25,265	4.95%	12/1/2011	Fixed
Crescent POC Investors, L.P.	23.85%	97,504	23,255	4.98%	12/1/2011	Fixed
Crescent One Buckhead Plaza, L.P.	35.00%	85,000	29,750	5.47%	4/8/2015	Fixed
Crescent Miami Center, LLC	40.00%	81,000	32,400	5.04%	9/25/2007	Fixed
Crescent 1301 McKinney, L.P. (6)	23.85%	73,350	17,494	6.58%	1/9/2008	Variable
Crescent One BriarLake Plaza, L.P.	30.00%	50,000	15,000	5.40%	11/1/2010	Fixed
Crescent Five Post Oak Park, L.P.	30.00%	43,656	13,097	4.82%	1/1/2008	Fixed
Crescent Irvine, LLC (7)	40.00%	40,254	16,102	8.10%	3/7/2009	Variable

		$1,061,171	$287,911

Resort/Hotel Segment:
CR Resort, LLC	48.00%
Bank of America		$95,000	$45,600	5.94%	2/1/2015	Fixed

Resort Residential Development Segment:
East West Resort Development XIV, L.P., L.L.L.P.(8)	41.90%
The Vail Corporation		$3,500	$1,467	5.00%	4/28/2008	Fixed

Other Segment:
Redtail Capital Partners One, LLC	25.00%
Morgan Stanley Bank (9)		$41,330	$10,333	7.14%	8/9/2008	Variable
Fresh Choice, LLC	40.00%
GE Capital Franchise Finance Corporation(10)		4,276	1,710	10.07%	1/1/2011	Variable
Various Loans and Capital Leases		4,256	1,702	0.00% to 9.53%	3/1/2007 to 12/31/2029	Fixed

		$49,862	$13,745

Total Unconsolidated Debt		$2,334,611	$705,598

Fixed Rate/Weighted Average				5.41%	7.01 years
Variable Rate/Weighted Average				7.37%	1.70 years

Total Weighted Average				5.53%	6.67 years

(1)	All unconsolidated debt is secured.

(2)	The loan is a nine-year, interest-only financing that is collateralized by 20 of its Temperature-Controlled Logistics Properties.

(3)	The loan is a seven-year, interest-only financing that is collateralized by 15 of its Temperature-Controlled Logistics Properties.

(4)	The loan is a ten-year, interest-only financing that is collateralized by 4 of its Temperature-Controlled Logistics Properties.

(5)	The loan is a ten-year, interest-only financing that is collateralized by 11 of its Temperature-Controlled Logistics Properties.

(6)	On January 10, 2007, this loan was paid off and replaced with a new $89.0 million, five year, interest-only financing.

(7)	This loan has one two-year extension option. The loan bears interest at LIBOR plus 275 basis points. In May 2006, Crescent Irvine, LLC, entered into an interest rate swap agreement struck at 5.34%.

(8)	We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital and return of our capital.

(9)	This loan has one one-year extension option. Redtail Capital Partners One, LLC is owned 100% by Redtail. The loans supporting this facility are subject to daily valuations by Morgan Stanley and we are subject to a margin call if the overall leverage exceeds certain thresholds. The loan bears interest as follows: $28.8 million at LIBOR plus 185 basis points and $12.5 million at LIBOR plus 170 basis points.

(10)	We guarantee $1.0 million of this loan. The loan bears interest at LIBOR plus 470 basis points.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. OTHER ASSETS AND OTHER LIABILITIES
Other Assets

	December 31,
		2005
(in thousands)	2006	(Restated)
Leasing costs	$125,033	$112,607
Goodwill	40,469	40,469
Other intangibles	51,417	50,147
Intangible office leases	80,317	77,239
Deferred financing costs	44,929	46,611
Prepaid expenses	20,669	20,860
Marketable securities	5,094	21,579
Other	9,377	22,781

	$377,305	$392,293
Less — accumulated amortization	(102,291)	(79,927)

	$275,014	$312,366

Goodwill and Identified Intangible Assets
     The following summarizes our goodwill, identified intangible assets and identified intangible liabilities as of December 31, 2006 and 2005.

	December 31,
		2005
(in thousands)	2006	(Restated)
Goodwill (included in other assets):
Resort Residential Development Segment:
Goodwill	$40,469	$40,469

Identified intangible assets (included in other assets):
Resort Residential Development Segment:
Intangibles(1)	$51,417	$50,147
Accumulated amortization	(3,767)	(2,852)

Net intangibles	$47,650	$47,295

Office Segment:
Intangibles(2)	$80,317	$77,239
Accumulated amortization	(22,973)	(15,520)

Net intangibles	$57,344	$61,719

Identified intangible liabilities (included in accounts payable, accrued expenses and other liabilities):
Office Segment:
Intangibles(3)	$10,938	$9,876
Accumulated amortization	(3,443)	(2,026)

Net intangibles	$7,495	$7,850

(1)	Consists primarily of water rights.

(2)	Consists of acquired in-place leases and above market leases. Of these amounts, approximately $9.7 million and $8.5 million were acquired in the year ended December 31, 2006 and 2005, respectively.

(3)	Consists of acquired below market leases. Of these amounts, approximately $1.4 million and $4.5 million were acquired in the year ended December 31, 2006 and 2005, respectively.
     Amortization of acquired above market leases net of acquired below market leases resulted in a decrease to rental income of $1.7 million, $2.9 million and $2.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The weighted average amortization period of acquired above and below market leases is approximately 6.5 years. The following table outlines the estimated annual amortization of acquired above market leases net of acquired below market leases for each of the five succeeding years which will result in a decrease (increase) to rental income:

Estimated
(in thousands)	Annual Amortization
2007	$1,028
2008	137
2009	(118)
2010	(332)
2011	(299)

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The weighted average amortization periods of all other identified intangible assets in the Resort Residential Development and Office segments are 20.8 years and 11.3 years, respectively. The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including water rights and acquired in-place leases for each of the five succeeding years is as follows:

	Resort
	Residential
(in thousands)	Development	Office	Total
2007	$936	$6,234	$7,170
2008	936	6,231	7,167
2009	922	6,230	7,152
2010	898	6,177	7,075
2011	898	5,690	6,588
Marketable Securities
     The following tables present the cost, fair value and unrealized gains and losses as of December 31, 2006 and 2005, and the realized gains and change in Accumulated Other Comprehensive Income, or OCI, for the years ended December 31, 2006, 2005 and 2004 for our marketable securities.

	As of December 31, 2006			As of December 31, 2005
(in thousands)		Fair	Unrealized		Fair	Unrealized
Type of Security	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Held to maturity(1)	$115,371	$114,657	$(714)	$274,134	$271,659	$(2,475)
Trading(2)	679	737	N/A	690	728	N/A
Available for sale	—	—	—	20,284	20,852	568

Total	$116,050	$115,394	$(714)	$295,108	$293,239	$(1,907)

	For the year ended			For the year ended		For the year ended
	December 31, 2006			December 31, 2005		December 31, 2004
(in thousands)	Realized		Change	Realized	Change	Realized	Change
Type of Security	Gain/(Loss)		In OCI	Gain/(Loss)	In OCI	Gain/(Loss)	In OCI
Held to maturity(1)	$—		N/A	$—	N/A	$—	$ N/A
Trading(2)	53		N/A	139	N/A	1,149	N/A
Available for sale	65	(3)	(568)	(19)	(468)	6	1,036

Total	$118		$(568)	$120	$(468)	$1,155	$1,036

(1)	Held to maturity securities are carried at amortized cost and consist of $111.0 million of defeasance investments, included in “Defeasance investments” in the accompanying Consolidated Balance Sheets, which consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on LaSalle Note I and the Nomura Funding VI Note and $4.4 million of bonds. In March 2006, the LaSalle Note II was paid off with the proceeds from maturities of defeasance investment securities.

(2)	Trading securities primarily consist of marketable securities purchased in connection with our dividend incentive unit program. These securities are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the change in fair value recognized in earnings.

(3)	We received approximately $20.5 million, inclusive of $0.4 million interest, during the year ended December 31, 2006 from the sale of these marketable securities.
Accounts Payable, Accrued Expenses and Other Liabilities

	December 31,
		2005
(in thousands)	2006	(Restated)
Accounts payable and accrued expenses	$236,305	$207,584
Deferred revenue	138,680	147,988
Resort Residential contract deposits	53,189	70,491
Accrued property taxes	36,434	34,180
Accrued interest	21,862	21,109
Resort/Hotel deposits	8,625	8,621
Office security deposits	6,919	5,945

	$502,014	$495,918

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY
     The significant terms of our primary debt financing arrangements existing as of December 31, 2006 and 2005, are shown below:

					Interest Rate at
					December 31,
	Secured							Maturity
Description	Asset	2006	2005	Interest Rate	2006		2005	Date
		(dollars in thousands)
Secured Fixed Rate Debt:
AEGON Partnership Note (1)	Greenway Plaza	$242,290	$248,678		7.53%			July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000		5.22			June 2010
JP Morgan Chase III	Datran Center	65,000	65,000		4.88			October 2015
Bank of America Note I (2)	Fairmont Sonoma Mission Inn	55,000	—		5.40			February 2011
Morgan Stanley I	The Alhambra	50,000	50,000		5.06			October 2011
Allstate Life Note	Financial Plaza	38,949	—		5.47			October 2010
Bank of America Note II (3)	The BAC - Colonnade Building	37,439	37,922		5.53			May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500		4.31			May 2011
Column Financial	Peakview Tower	33,000	33,000		5.59			April 2015
Mass Mutual Note	3800 Hughes	32,203	34,177		7.75			July 2007
Northwestern Life Note	301 Congress	26,000	26,000		4.94			November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755		4.98			September 2011
Allstate Note (4)	3993 Hughes	24,025	24,781		6.65			September 2010
Metropolitan Life Note VI (4)	3960 Hughes	22,074	23,011		7.71			October 2009
Construction, Acquisition and other obligations(4)	Various Office and Resort Residential Assets	40,690	36,526		2.90 to 13.75			July 2007 to Dec. 2016

Secured Fixed Rate Defeased Debt (5):
LaSalle Note II	Funding II Defeasance	—	155,188
LaSalle Note I	Funding I Defeasance	100,017	101,723		7.83			August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,208	7,445		10.07			July 2010

Subtotal/Weighted Average		$904,150	$973,706		6.38%		6.71%

Unsecured Fixed Rate Debt:
The 2009 Notes (6) (7)		$375,000	$375,000		9.25%			April 2009
The 2007 Notes (6)		250,000	250,000		7.50			September 2007

Subtotal/Weighted Average		$625,000	$625,000		8.55%		8.55%

Secured Variable Rate Debt:
GACC Note (8)	Funding One Assets	$165,000	$165,000	LIBOR + 147 bps	6.82%			June 2007
Morgan Stanley II (9)	Mezzanine Investments	22,311	—	LIBOR + 150 to 230 bps	7.37			March 2009
Goldman Sachs (9)	Mezzanine Investments	10,000	—	LIBOR + 140 bps	6.72			May 2009
KeyBank II	Distributions from Funding III, IV & V	75,000	—	LIBOR + 200 bps	7.35			June 2007
National Bank of Arizona (10)	DMDC Assets	15,654	6,157	Prime + 50 bps	8.75			October 2007
Acquisition and other obligations	Various Office and Other Assets	13,416	23,650	LIBOR + 128 to 131 bpsor Prime - 75 to 100 bps	6.60 to 6.63			Feb. 2008 to Dec. 2012

Secured Variable Rate Construction Debt:
KeyBank I (11)	Ritz-Carlton Dallas Construction	80,296	15,162	LIBOR + 225 bps	7.60%			July 2008
JP Morgan Chase (12)	Northstar Big Horn Construction	56,342	17,164	Prime - 50 bps	7.75			October 2007
Societe Generale I (13)	3883 Hughes Construction	30,587	314	LIBOR + 180 bps	7.22			September 2008
First Bank of Vail (14)	Village Walk Construction	14,041	—	Prime - 50 bps	7.75			February 2008
US Bank II (15)	Northstar Trailside Construction	1,991	—	LIBOR + 250 bps	8.10			March 2009
US Bank I (16)	Beaver Creek Landing Construction	16,446	—	Prime - 115 bps	7.10			February 2008
California Bank & Trust (17)	One Riverfront Construction	13,861	—	Prime + 12.5 bps	8.38			March 2008
JP Morgan Chase Bank (18)	Old Greenwood Construction	16,150	10,235	Prime	8.25			March 2007
Construction, acquisition and other obligations	Various Office and Resort Residential Assets	40,792	29,961	LIBOR + 213 to 393	7.45 to 9.25			June 2007 to Dec. 2010
Bank One	Northstar Ironhorse Construction	—	42,671
Bank One	Jefferson Station Apts. Construction	—	24,526
Guaranty Bank	Paseo Del Mar Construction	—	14,606

Subtotal/Weighted Average		$571,887	$349,446		7.39%		6.43%

Unsecured Variable Rate Debt:
Credit Facility (19)		$118,000	$234,000	LIBOR + 160 bps	6.95%			February 2008
Junior Subordinated Notes (20)		51,547	51,547	LIBOR + 200 bps	7.38			June 2035
Junior Subordinated Notes (20)		25,774	25,774	LIBOR + 200 bps	7.38			July 2035

Subtotal/Weighted Average		$195,321	$311,321		7.12%		6.00%

Total/Weighted Average		$2,296,358	$2,259,473		7.29%	(21)	7.08%

Average remaining term					3.1 years

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The remaining outstanding balance of this note at maturity will be approximately $223.4 million.

(2)	Obtaining this loan was a reconsideration event under FIN 46R. We determined that the entity that operates Fairmont Sonoma Mission Inn is a VIE of which we are the primary beneficiary. This entity was previously consolidated under other GAAP; therefore there is no impact to our Consolidated Financial Statements.

(3)	The outstanding principal balance of this loan at maturity will be approximately $33.7 million.

(4)	We assumed these loans in connection with the Hughes Center properties acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at December 31, 2006, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:

(dollars in thousands)	Unamortized		Balance at
Loan	Premium	Effective Rate	Maturity
Northwestern	$173	3.80%	$8,663
Allstate Note	941	5.19%	20,771
Metropolitan Life Note VI	1,098	5.68%	19,239

Total	$2,212		$48,673

The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt.

(5)	We purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from defeasance investments (principal and interest) matches the debt service payment of the loans.

(6)	To incur any additional debt, the indenture requires us to meet thresholds for a number of customary financial and other covenants including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on our ability to make certain payments, including distributions to shareholders and investments.

(7)	At our option, these notes can be called beginning in April 2007 for 102.3% and in April 2008 and thereafter for par.

(8)	This note consists of a $110.0 million senior loan at LIBOR plus 108 basis points, a $40.0 million first mezzanine loan at LIBOR plus 225 basis points and a $15.0 million second mezzanine loan at LIBOR plus 225 basis points. This note has three one-year extension options.

(9)	This loan has one one-year extension option. The loans supporting this facility are subject to daily valuations by Morgan Stanley and Goldman Sachs, respectively, and we are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(10)	The maximum facility amount is $30.0 million.

(11)	The maximum facility amount is $169.0 million. This loan has three one-year extension options.

(12)	The maximum facility amount is $84.9 million.

(13)	The maximum facility amount is $52.3 million. This loan has two one-year extension options. The rate on this loan decreases to LIBOR plus 170 basis points when the following are met: 85% leased and 75% occupied.

(14)	The maximum facility amount is $41.8 million.

(15)	The maximum facility amount is $36.0 million.

(16)	The maximum facility amount is $33.4 million. This loan has one six-month extension option.

(17)	The maximum facility amount is $27.5 million. This loan has one one-year extension option. The partners have committed to contribute up to an additional $17.1 million in capital should certain financial covenants not be maintained.

(18)	The maximum facility amount is $21.0 million.

(19)	Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage ratio, minimum tangible net worth, and a specific mix of office and hotel assets and average occupancy of Office Properties. At December 31, 2006, the maximum borrowing capacity under the credit facility was $366.8 million. The outstanding balance excludes letters of credit issued under our credit facility of $9.5 million which reduces our maximum borrowing capacity. The spread to LIBOR on this loan decreases to 150 basis points if we reduce leverage below 45% and it increases to 175 basis points if we exceed 55% leverage.

(20)	In 2005, we completed private offerings of $75.0 million of trust preferred securities through our trust subsidiaries. The securities are callable at no premium after June and July 2010.

(21)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.27%.
     The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

			Weighted
		Percentage	Average		Weighted Average
(in thousands)	Balance	of Debt (1)	Rate		Maturity
Fixed Rate Debt	$1,529,150	66.6%	7.27%		2.8 years
Variable Rate Debt	767,208	33.4	7.32		3.7 years

Total Debt	$2,296,358	100.0%	7.29	% (2)	3.1 years

(1)	Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $287.6 million of hedged variable rate debt, are 79% and 21%, respectively.

(2)	Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.27%.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Listed below are the aggregate principal payments by year required as of December 31, 2006, under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

	Secured	Defeased
(in thousands)	Debt	Debt	Unsecured Debt	Total (1)
2007	$399,719	$100,279	$250,000	$749,998
2008	234,290	289	118,000	352,579
2009	280,489	320	375,000	655,809
2010	134,043	6,337	—	140,380
2011	181,120	—	—	181,120
Thereafter	139,151	—	77,321	216,472

	$1,368,812	$107,225	$820,321	$2,296,358

(1)	Based on contractual maturity and does not include extension options on Wells Fargo Bank Loan, Societe Generale Loan, KeyBank I Construction Loan, California Bank & Trust Loan, US Bank I Loan, Morgan Stanley II Loan, GACC Note or Goldman Sachs Loan.
     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, the 2007 Notes, 2009 Notes, KeyBank I Loan, Morgan Stanley II Loan, Goldman Sachs Loan, Societe Generale I Construction Loan and KeyBank II Loan after the notice and cure periods for the other indebtedness have passed. As of December 31, 2006, no event of default had occurred. Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the year ended December 31, 2006, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
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
Warehouse Facilities
     On March 24, 2006, we entered into a Master Repurchase Agreement with Morgan Stanley Bank. Pursuant to the agreement, up to 70% of the value of the mezzanine loans that we make can be financed up to a maximum principal amount of $100.0 million. The investments can be financed through March 2008, after which four equal payments are due quarterly. The loan has a provision for a one-year extension which is subject to Morgan Stanley’s approval. The interest rate and advance percentage associated with each draw is dependent on the loan-to-value ratio at the underlying property(ies) and the purchase rate as specified in the Master Repurchase Agreement. The loan bears interest ranging from LIBOR plus 140 basis points to 230 basis points and is secured by the note receivable associated with each advance. At December 31, 2006, approximately $22.3 million with a weighted average interest rate of 7.37% was outstanding under this agreement.
     On May 5, 2006, we entered into a Master Repurchase Agreement with Goldman Sachs Mortgage Company. Pursuant to the agreement, up to 80% of the value of the loans that we make can be financed up to a maximum principal amount of $100.0 million. The investments can be financed through May 2009, at which time full payment is due. The financing and payment can be extended one year subject to Goldman Sachs’ approval. If extended, payments will be made in twelve monthly installments during the extension period. The interest rate and advance percentage associated with each draw is dependent on the loan-to-value ratio at the underlying property(ies) and the purchase rate as specified in the Master Repurchase Agreement. The loan bears interest ranging from LIBOR plus 110 basis points to 250 basis points and is

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
secured by the note receivable associated with each advance. At December 31, 2006, approximately $10.0 million with an interest rate of 6.72% was outstanding under this agreement.
13. INTEREST RATE SWAPS AND CAPS
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of December 31, 2006, we had interest rate swaps and interest rate caps designated as cash flow hedges, which are accounted for in conformity with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
     The following table shows information regarding the fair value of our interest rate swaps and caps designated as cash flow hedge agreements, which are included in the “Other assets, net” and “Accounts payable, accrued expenses and other liabilities” line items in the Consolidated Balance Sheets, and additional interest expense and unrealized gains (losses) recorded in Accumulated other comprehensive (loss) income, or OCI, for the year ended December 31, 2006.

					Additional	Change in
	Notional	Maturity	Reference	Fair Market	(Reduction) Interest	Unrealized Gains
Effective Date	Amount	Date	Rate	Value	Expense	(Losses) in OCI
(in thousands)
Interest rate swaps
2/15/03	$100,000	2/15/06	3.26%	$—	$(147)	$(138)
2/15/03	100,000	2/15/06	3.25%	—	(148)	(139)
9/02/03	200,000	9/01/06	3.72%	—	(1,603)	(1,264)
1/17/05	—	10/16/06	3.74%	—	— (1)	(205)
4/25/06	79,761	12/26/07	5.20%	3	— (1)	3
9/29/06	200,000	9/4/07	5.20%	56	(66)	56

				$59	$(1,964)	$(1,687)

Interest rate caps
1/07/05	$7,800	2/01/08	6.00%	—	4	(1)

				$59	$(1,960)	$(1,688)

(1)	A portion of the interest on the debt that this swap is hedging is capitalized.
     In addition, three of our unconsolidated companies have interest rate caps and swaps designated as cash flow hedges of which our portion of change in unrealized losses reflected in OCI was $0.1 million for the year ended December 31, 2006.
     We have designated our cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt. The interest rate swaps have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be recognized in earnings as interest expense when the hedged items impact earnings. If an interest rate swap falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. An immaterial amount of hedge ineffectiveness on the designated hedges, due to index and reset date mismatches between the hedges and hedged debt, was recognized in other income and expense during 2006.
     Over the next 12 months, an estimated $0.1 million of Accumulated OCI will be recognized as a reduction to interest expense related to the effective portions of the cash flow hedge agreements.

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
14. RENTALS UNDER OPERATING LEASES
     As of December 31, 2006, we received rental income from the lessees of 55 consolidated Office Properties and one Resort/Hotel Property under operating leases.
     We lease one Resort/Hotel Property for which we recognize rental income under an operating lease that provides for percentage rent. For the years ended December 31, 2006, 2005 and 2004, the percentage rent amounts for the one Resort/Hotel Property were $6.6 million, $5.5 million and $4.7 million, respectively.
     In general, Office Property leases provide for the payment of fixed base rents and the reimbursement by the tenant to us of annual increases in operating expenses in excess of base year operating expenses. The excess operating expense amounts totaled $48.4 million, $46.9 million and $66.0 million, for the years ended December 31, 2006, 2005 and 2004, respectively. These excess operating expenses are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.
     For non-cancelable operating leases for consolidated Office Properties as of December 31, 2006, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:

Future
Minimum
(in millions)	Rentals
2007	$304.5
2008	242.4
2009	218.0
2010	193.6
2011	166.3
Thereafter	432.3

$1,557.1

     See Note 2, “Summary of Significant Accounting Policies,” for discussion of revenue recognition.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. COMMITMENTS, CONTINGENCIES AND LITIGATION
Lease Commitments
     We had 16 wholly-owned Office Properties at December 31, 2006, located on land that is subject to long-term ground leases, which expire between 2015 and 2080. Lease expense associated with ground leases during each of the three years ended December 31, 2006, 2005 and 2004 was $2.8 million, $2.7 million and $4.2 million, respectively, recognized on a straight-line basis. Future minimum lease payments due under such leases as of December 31, 2006, are as follows:

Future Minimum
(in millions)	Lease Payments
2007	$1.9
2008	1.9
2009	1.9
2010	2.0
2011	2.0
Thereafter	137.3

$147.0

Guarantee Commitments
     The FASB issued Interpretation 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requiring a guarantor to disclose its guarantees. For our guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We recorded a liability for the Fresh Choice and U.S. Bank National Association guarantees in an amount not significant to our operations. We have not recorded a liability associated with the other guarantees as they were entered into prior to the adoption of FIN 45. Our guarantees in place as of December 31, 2006, are listed in the table below.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	December 31, 2006	December 31, 2006
CRDI — U.S. Bank National Association(1)	$14,346	$20,393
CRDI — Eagle Ranch Metropolitan District — Letter of Credit (2)	7,840	7,840
Fresh Choice, LLC(3)	1,000	1,000

Total Guarantees	$23,186	$29,233

(1)	We entered into a Payment and Completion Guaranty with U.S. Bank National Association for the repayment of bonds that were issued by the Northstar Community Housing Corporation to fund construction of an employee housing project. The initial guaranty of $20.4 million decreases to $5.1 million once construction is complete and certain conditions are met and decreases further and is eventually released as certain debt service coverage ratios are achieved.

(2)	We provide a $7.8 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(3)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.
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
     We own several Office Properties that contain asbestos. For certain of these Office Properties, we estimated the fair value of the conditional asset retirement obligation in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47, and determined a conditional asset retirement obligation was not required. With respect to certain other Office Properties, we have not recorded any related asset retirement obligation, as the fair value of the liability cannot be reasonably estimated, due to uncertainties in the timing and manner of settlement of these obligations.
Litigation
     We are involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on our financial condition or results of operations when resolved.
16. STOCK AND UNIT BASED COMPENSATION
Stock and Unit Option Plans
     Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all options outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which requires that the fair value of stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. The compensation expense recognized for stock and unit options for the year ended December 31, 2006, was approximately $1.7 million, of which $1.4 million relates to additional expense recognized as a result of the adoption of SFAS No. 123R. For the years ended December 31, 2005 and 2004, compensation expense recognized for stock and unit options was approximately $0.2 million and $0.1 million, respectively.
     The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.83, $1.12 and $1.05, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $3.3 million, $2.4 million and $0.2 million, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model based on the expected weighted average assumptions in the following table. We estimated the expected term of options granted during the quarter by adding the vesting term plus the contractual term divided by two. We estimated stock price volatility using historical volatility data. The risk-free rate for the periods within the contractual life is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the years ended
	December 31,
	2006	2005	2004
Expected term	6.5 years	10 years	10 years
Risk-free rate	4.6%	4.2%	4.3%
Expected dividends	7.4%	8.8%	8.8%
Expected volatility	22.2%	25.0%	24.9%

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2006, there was approximately $0.8 million of total unrecognized compensation cost related to nonvested stock and unit options. That cost is expected to be recognized over a weighted average period of 1.2 years.
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

	For the years ended December 31,
(in thousands, except per share amounts)	2005 (Restated)	2004 (Restated)
Net income available to common shareholders, as reported	$69,547	$147,061
Add: stock-based employee compensation expense included in reported net income	13,548	2,340
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	(15,153)	(4,270)

Pro forma net income available to common shareholders	$67,942	$145,131
Earnings per share:
Basic — as reported	$0.69	$1.49
Basic — pro forma	$0.68	$1.47
Diluted — as reported	$0.69	$1.48
Diluted — pro forma	$0.68	$1.46
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
     On February 19, 2002, John Goff, Vice-Chairman of our Board of Trust Managers and our Chief Executive Officer, was granted the right to earn 300,000 restricted shares under the 1995 Plan. These shares vest at 100,000 shares per year on February 19, 2005, February 19, 2006, and February 19, 2007. Compensation expense is being recognized on a straight-line basis. For each of the years ended December 31, 2006, 2005 and 2004, approximately $1.1 million, $1.1 million and $1.9 million was recorded as compensation expense, respectively related to this grant. The grant-date fair value of the restricted shares which vested in each of the years ended December 31, 2006 and 2005 was $17.51 per restricted share for a total of $1.8 million.
     A summary of the status of The Plans as of December 31, 2006, and changes during the year then ended is presented in the table below.

	Shares		Wtd. Avg.
	Underlying	Wtd. Avg.	Years
	Stock and	Exercise	Remaining	Aggregate
	Unit	Price Per	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Share	Term	Value
Outstanding at January 1, 2006	12,363	$18
Granted	35	20
Exercised	(1,314)	18
Forfeited	(17)	17
Expired	(185)	22

Outstanding at December 31, 2006	10,882	$19	4.6	$22,974

Exercisable at December 31, 2006	9,224	$19	4.3	$19,275

     A summary of the status of nonvested stock and unit options (shown in common share equivalents) as of December 31, 2006, is presented in the table below:

	Shares Underlying	Weighted
	Stock and Unit	Average Grant-
(in thousands, except per share amounts)	Options	Date Fair Value
Nonvested at January 1, 2006	3,092	$1.20
Granted	35	1.97
Vested	(1,452)	1.27
Forfeited	(17)	1.05

Nonvested at December 31, 2006	1,658	$1.15

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2004 and 2005 Unit Plans
     The 2004 Unit Plan provides for the issuance by the Operating Partnership of up to 1,802,500 restricted units (3,605,000 common share equivalents) to our officers. Restricted units granted under the 2004 Unit Plan vest in 20% increments when the average closing price of Crescent common shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $19.00, $20.00, $21.00, $22.50 and $24.00. The 2005 Unit Plan provides for the issuance by the Operating Partnership of up to 1,275,000 restricted units (2,550,000 common share equivalents). Restricted units granted under the 2005 Unit Plan vest in 20% increments when the average closing price of Crescent Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $21.00, $22.50, $24.00, $25.50 and $27.00. Any restricted unit that is not vested on or prior to June 30, 2010, will be forfeited. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant and subject to a six-month hold period following vesting, for cash equal to the value of two Crescent common shares based on the closing price of the common shares on the date of exchange, unless, prior to the date of the exchange, Crescent requests and obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions accrue on unvested restricted units and are payable upon vesting of the restricted units.
     We obtained a third-party valuation to determine the fair value of the restricted units issued under the 2004 and 2005 Unit Plans. The third-party used a lattice-based valuation model which incorporated a range of assumptions for inputs including the expected weighted average assumptions in the following table.

	For the years ended
	December 31,
	2006	2005	2004
Expected term	1.5 to 5.2 years	1.5 to 5.5 years	1.5 to 5.5 years
Risk-free rate	3.8%	3.8%	3.4%
Expected dividends	9.0%	9.0%	9.1%
Expected volatility	23.0%	23.1%	25.0%
     The weighted average grant-date fair value of the restricted units granted during the years ended December 31, 2006, 2005 and 2004, was $7.31, $6.19 and $7.05, respectively, which is being amortized on a straight-line basis over the related service period, except for when performance targets are achieved. For the years ended December 31, 2006, 2005 and 2004, approximately $10.6 million, $12.3 million and $0.4 million was recorded as compensation costs related to the 2004 and 2005 Unit Plans, respectively, of which approximately $1.0 million and $1.2 million was capitalized in 2006 and 2005, respectively.
     A summary of the status of nonvested restricted units (shown in common share equivalents) is presented below:

		Weighted-
	Shares	Average
(share amounts in thousands)	Underlying	Grant-Date
Nonvested Units	Units	Fair Value

Nonvested at January 1, 2006	4,294	$6.54
Granted	25	7.31
Vested	(1,148)	6.66
Forfeited	(10)	7.52

Nonvested at December 31, 2006	3,161	$6.49

     As of December 31, 2006, there was approximately $14.7 million of total unrecognized compensation cost related to nonvested units. That cost is expected to be recognized over a weighted average period of 2.1 years.
     As of December 31, 2006, the first three performance targets under the 2004 Unit Plan and the first performance target under the 2005 Unit Plan have been achieved. Upon achieving these targets, 1,292,500 units (2,585,000 common share equivalents) vested. Of this amount, 1,002,250 units (2,004,500 common share equivalents) were redeemable for cash in 2006, 287,750 units (575,500 common share equivalents) will be redeemable in 2007 and 2,500 units (5,000 common share equivalents) will be redeemable in 2008 unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit. As of December 31, 2006, 98,875 units (197,750 common share equivalents) have been redeemed for cash. The total grant-date fair value of units vested during the years ended December 31, 2006 and 2005 was $7.6 million and $10.1 million, respectively.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. MINORITY INTERESTS
     Minority interests in the Operating Partnership represent the proportionate share of the equity in the Operating Partnership of limited partners other than Crescent. The ownership share of limited partners other than Crescent is evidenced by Operating Partnership units. Of the total outstanding amount of Operating Partnership units, 1,189,125 vested restricted units (2,378,250 common share equivalents) are subject to redemption for cash as part of the 2004 Unit Plan. See Note 16, “Stock and Unit Based Compensation,” for a description of the plan. The Operating Partnership pays a regular quarterly distribution to the holders of Operating Partnership units.
     Each Operating Partnership unit generally may be exchanged for either two common shares of Crescent or, at the election of Crescent, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent’s percentage interest in the Operating Partnership increases. During the year ended December 31, 2006, there were 459,793 units exchanged for 919,586 common shares of Crescent.
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
     The following table summarizes minority interests as of December 31, 2006 and 2005:

		2005
(in thousands)	2006	(Restated)
Limited partners in the Operating Partnership	$23,461	$70,178
Limited partners in the Operating Partnership — Units subject to redemption at fair market value	46,970	28,481
Limited partners in the Operating Partnership — Unvested units subject to redemption	5,434	—
Development joint venture partners — Resort Residential Development Segment	32,399	31,546
Joint venture partners — Office Segment	11,543	15,354
Joint venture partners — Resort/Hotel Segment	5,368	5,853
Other	528	127

	$125,703	$151,539

     The following table summarizes the minority interests’ share of income from continuing operations for the years ended December 31, 2006, 2005 and 2004:

		2005	2004
(in thousands)	2006	(Restated)	(Restated)
Limited partners in the Operating Partnership	$(2,358)	$(4,048)	$24,866
Development joint venture partners — Resort Residential Development Segment	5,377	15,545	9,201
Joint venture partners — Office Segment	(632)	(138)	(163)
Joint venture partners — Resort/Hotel Segment	(126)	(661)	(1,131)
Other	400	369	(67)

	$2,661	$11,067	$32,706

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. SHAREHOLDERS’ EQUITY
Share Repurchase Program
     We commenced our Share Repurchase Program in March 2000. On October 15, 2001, our Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions. There were no share repurchases under the program for the years ended December 31, 2006 or 2005. As of December 31, 2006, we had repurchased 20,256,423 common shares under the share repurchase program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. All repurchased shares were recorded as treasury shares.
Distributions
     The distributions to common shareholders and unitholders paid during the years ended December 31, 2006, 2005 and 2004, were $184.1 million, $178.9 million, and $175.6 million, respectively. These distributions represented an annualized distribution of $1.50 per common share and equivalent unit for the years ended December 31, 2006, 2005, and 2004. On February 15, 2007, we distributed $45.8 million to common shareholders and unitholders.
     Distributions to Series A Preferred shareholders for each of the years ended December 31, 2006, 2005 and 2004, was $24.0 million. The distributions per Series A Preferred share were $1.6875 per preferred share annualized for each of the three years. On February 15, 2007, we distributed $6.0 million to Series A Preferred shareholders. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders into common shares at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share). The Series A Preferred Shares, on or after February 28, 2003, may be redeemed, in whole or in part, at our option. We pay distributions on the Series A Preferred Shares in an amount totaling $1.6875 per share each year (equivalent to 6.75% of the $25.00 liquidation preference per share), payable on a quarterly basis.
     Distributions to Series B Preferred shareholders for each of the years ended December 31, 2006, 2005 and 2004, were $8.1 million. The distributions per Series B Preferred share were $2.3750 per preferred share annualized for each of the three years. On February 16, 2007, we distributed $2.0 million to Series B Preferred shareholders. The Series B Preferred Shares are redeemable on or after May 17, 2007, in whole or in part, at our option. We pay distributions on the Series B Preferred Shares in an amount totaling $2.375 per share each year (equivalent to 9.50% of the $25.00 liquidation preference per share), payable on a quarterly basis.
19. INCOME TAXES
Taxable Consolidated Entities
     Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities of the taxable consolidated entities and the income tax basis. For the year ended December 31, 2006, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.
     We intend to maintain our qualification as a REIT under the Code. As a REIT, we generally will not be subject to federal corporate income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders. Accordingly, we do not believe that we will be liable for current income taxes on our REIT taxable income at the federal level or in most of the states in which we operate. We consolidate certain taxable REIT subsidiaries, which are subject to federal and state income tax.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Significant components of our deferred tax liabilities and assets at December 31, 2006 and 2005 from continuing operations are as follows:

		December 31,
	December 31,	2005
(in thousands)	2006	(Restated)
Deferred tax liabilities:
Resort Residential Development costs	$(7,108)	$(27,234)
Minority interests	(4,661)	(4,834)
Land value adjustments	(10,604)	(11,273)
Depreciable and amortizable assets	(722)	—
Other	(3,629)	—

Total deferred tax liabilities:	$(26,724)	$(43,341)

Deferred tax assets:
Deferred revenue	$23,754	$29,871
Hotel lease acquisition costs	—	85
Depreciable and amortizable assets	—	1,650
Net operating loss carryforwards	7,515	10,784
Impairment of assets	1,464	1,464
Related party interest expense not currently deductible	6,107	8,999
Other	—	2,617

Total deferred tax assets	$38,840	$55,470

Valuation allowance for deferred tax assets	(8,842)	(9,688)

Deferred tax assets, net of valuation allowance	$29,998	$45,782

Net deferred tax assets	$3,274	$2,441

     In addition to the net deferred tax assets of approximately $3.3 million and $2.4 million at December 31, 2006 and 2005, respectively, we had a current tax payable of $0.6 million on our Consolidated Balance Sheets at December 31, 2006. At December 31, 2005, we had a current income tax receivable of approximately $8.3 million.
     SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that an $8.8 million and a $9.7 million valuation allowance at December 31, 2006 and 2005, respectively were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. When assessing the adequacy of the valuation allowance, management considered both anticipated reversals of deferred tax liabilities and other potential sources of taxable income in future years. We have available state and federal net operating loss carryforwards of approximately $7.5 million at December 31, 2006, arising from operations of the taxable REIT subsidiaries. The net operating loss carryforwards will expire between 2007 and 2026.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated (loss) income from continuing operations subject to tax was $(4.1) million, $22.7 million and $(31.4) million for the years ended December 31, 2006, 2005 and 2004, respectively. The reconciliation of (i) income tax attributable to consolidated (loss) income subject to tax computed at the U.S. statutory rate to (ii) income tax benefit (expense) is shown below:

			Year ended		Year ended
	Year ended		December 31, 2005		December 31, 2004
	December 31, 2006		(Restated)		(Restated)
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$1,439	35.0%	$(7,954)	(35.0)%	$10,982	35.0%
State income tax, net of federal income tax benefit	106	2.6	(980)	(4.3)	1,254	4.0
Disallowed expenses	(508)	(12.4)	—	—	—	—
Fair market value charitable contribution deduction	1,732	42.1	—	—	—	—
Other	(139)	(3.4)	41	0.2	701	2.2
Change in valuation allowance	845	20.6	431	1.9	(706)	(2.2)

	$3,475	84.5%	$(8,462)	(37.2)%	$12,231	39.0%

		2005	2004
(in thousands)	2006	(Restated)	(Restated)
Current tax benefit (expense)	$2,642	$7,104	$381
Deferred tax benefit (expense)	833	(15,566)	11,850

Federal income tax benefit (expense)	$3,475	$(8,462)	$12,231

     For the year ended December 31, 2006, our income tax benefit from continuing operations was $3.5 million. Our $3.5 million income tax benefit consists primarily of $7.4 million for the Resort Residential Development Segment and $3.9 million for the Resort/Hotel Segment; partially offset by income tax expense of $(4.1) million for the other taxable REIT subsidiaries and $(3.7) million for the Office Segment. Additionally, tax benefit (expense) amounts of $(10.6) million, $0 million and $0.3 million are included in the gain on sale of real estate from discontinued operations and (loss) income from discontinued operations, net of minority interest and taxes for the years ended December 31, 2006, 2005 and 2004, respectively.
20. RELATED PARTY TRANSACTIONS
Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options
     As of December 31, 2006, we had approximately $37.9 million in loan balances outstanding reflected in the “Additional paid-in capital” line item in the Consolidated Balance Sheets, inclusive of current interest accrued of approximately $0.2 million, to certain of our employees and trust managers on a recourse basis under stock and unit incentive plans pursuant to an agreement approved by our Board of Trust Managers and its Executive Compensation Committee. The employees and the trust managers used the loan proceeds to acquire common shares of Crescent pursuant to the exercise of vested stock and unit options. The loans bear interest at 2.52% per year (based on the Applicable Federal Rate at the time the interest rates on the notes were fixed), payable quarterly, mature on July 28, 2012, and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $37.9 million total outstanding loans at December 31, 2006. No conditions exist at December 31, 2006 which would cause any of the loans to be in default.
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

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
officers entered into binding contracts to purchase three condominium units and one lot at three of our resort residential development projects. The contracts for one of the condominiums and the lot closed in 2005.
21. QUARTERLY FINANCIAL INFORMATION (unaudited)

	For the 2006 Quarter Ended
	March 31,	June 30,	September 30,
(in thousands)	(Restated)	(Restated)	(Restated)		December 31,

Total Property revenues	$238,603	$195,004	$204,218		$290,871
Total Property expenses	172,197	123,687	139,921		222,219
(Loss) income from continuing operations before minority interests and income taxes	(4,493)	(832)	9,554		14,635
Minority interests	1,741 (1)	178 (1)	(1,823	)(1)	(2,757	)(1)
Income tax (expense) benefit	(1,143)	5,291	3,124		(3,797)
(Loss) income from discontinued operations, net of minority interests and taxes	(30)	(37)	(185)		(250)
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	(105)		—
Gain (loss) on sale of real estate from discontinued operations, net of minority interests and taxes	96	(8)	50		14,224
Net (loss) income	$(3,829)	$4,592	$10,615		$22,055	(2)

Per share data:
Basic Earnings Per Common Share
-(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.12)	$(0.03)	$0.03		$—
- (Loss) income from discontinued operations, net of minority interests and taxes	—	—	—		—
- Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	—		—
- Gain (loss) on sale of real estate from discontinued operations, net of minority interests and taxes	—	—	—		0.14
- Net (loss) income available to common shareholders — Basic	$(0.12)	$(0.03)	$0.03		$0.14

Diluted Earnings Per Common Share
-(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.12)	$(0.03)	$0.03		$—
- (Loss) income from discontinued operations, net of minority interests and taxes	—	—	—		—
- Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	—		—
- Gain (loss) on sale of real estate from discontinued operations, net of minority interests and taxes	—	—	—		0.14
- Net (loss) income available to common shareholders — Diluted	$(0.12)	$(0.03)	$0.03		$0.14

(1)	Includes adjustments associated with the Calculation of Minority Interest restatement of $1.3 million for each of the first, second and third quarters of 2006, and $1.2 million for the fourth quarter of 2006. See Note 1, Organization and Basis of Presentation, for further description of this restatement.

(2)	Includes $2.7 million associated with prior year adjustments at AmeriCold, an equity investee in which we hold a 31.7% interest.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the 2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands)	(Restated)	(Restated)	(Restated)	(Restated)

Total Property revenues	$183,224	$208,414	$210,471	$415,991
Total Property expenses	126,986	144,697	145,323	322,255
(Loss) income from continuing operations before minority interests and income taxes	(6,210)	(6,567)	(12,236)	53,840	(1)
Minority interests	1,719 (2)	182 (2)	1,852 (2)	(14,820	)(2)
Income tax benefit (expense)	1,216	326	755	(10,759)
Income (loss) from discontinued operations, net of minority interests	1,683	1,710	813	(200)
Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	(64)	(889)
Gain (loss) on real estate from discontinued operations, net of minority interests	1,504	—	89,735	(2,005	) (1)
Net (loss) income	$(88)	$(4,349)	$80,855	$25,167

Per share data:
Basic Earnings Per Common Share
-(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.11)	$(0.14)	$(0.18)	$0.20
- Income (loss) from discontinued operations, net of minority interests	0.02	0.02	0.01	—
- Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	—	(0.01)
- Gain (loss) on real estate from discontinued operations, net of minority interests	0.01	—	0.89	(0.02)
- Net (loss) income available to common shareholders — Basic	$(0.08)	$(0.12)	$0.72	$0.17

Diluted Earnings Per Common Share
-(Loss) income available to common shareholders before discontinued operations and cumulative effect of a change in accounting principle	$(0.11)	$(0.14)	$(0.18)	$0.20
- Income (loss) from discontinued operations, net of minority interests	0.02	0.02	0.01	—
- Impairment charges related to real estate assets from discontinued operations, net of minority interests	—	—	—	(0.01)
- Gain (loss) on real estate from discontinued operations, net of minority interests	0.01	—	0.89	(0.02)
- Net (loss) income available to common shareholders — Diluted	$(0.08)	$(0.12)	$0.72	$0.17

(1)	Includes $4.9 million of expense related to the write-off of capitalized internal leasing costs related to prior year office dispositions and the joint venture of properties.

(2)	Includes adjustments associated with the Calculation of Minority Interest restatement of $1.2 million for each of the first, second and third quarter of 2005, and $1.0 million for the fourth quarter of 2005. See Note 1, Organization and Basis of Presentation, for further description of this restatement.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. COPI
     On February 14, 2002, we entered into an agreement with Crescent Operating, Inc., or COPI, pursuant to which we and COPI agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. Until February 14, 2002, Richard E. Rainwater, the Chairman of the Company’s Board of Trust Managers, and John C. Goff, the Chief Executive Officer of the Company and the Vice-Chairman of the Company’s Board of Trust Managers, were, respectively, the Chairman of the Board of Directors of COPI and the Chief Executive Officer of COPI and Vice Chairman of the Board of Directors of COPI. Until their resignations on February 14, 2002, Anthony M. Frank and Paul E. Rowsey III, who are members of the Company’s Board of Trust Managers, were members of the Board of Directors of COPI. On January 19, 2005, the bankruptcy plan became effective upon COPI’s providing notification to the bankruptcy court that all conditions to effectiveness had been satisfied. Following the effectiveness of the bankruptcy plan, we issued 184,075 common shares to the stockholders of COPI in satisfaction of our final obligation under the agreement with COPI. The common shares were valued at approximately $3.0 million in accordance with the terms of our agreement with COPI and the provisions of the bankruptcy plan, and the issuance of the shares was recorded as a reduction to the liability recorded in 2001. As stockholders of COPI, certain of our trust managers and executive officers, as a group, received an aggregate of approximately 25,426 common shares.
     On March 10, 2003, COPI filed a plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On June 22, 2004, the bankruptcy court confirmed the bankruptcy plan, as amended. On November 4, 2004, COPI sold its interest in AmeriCold Logistics to AmeriCold Realty Trust for approximately $19.1 million. In accordance with the confirmed bankruptcy plan, COPI used approximately $15.4 million of the proceeds to repay the loan from Bank of America, including accrued interest. In addition, in accordance with the bankruptcy plan COPI used approximately $4.4 million of the proceeds to satisfy a portion of its debt obligations to us. Of the $4.4 million, $0.7 million has been recorded as a reduction of the amounts paid by us in connection with the accrued liability recorded in 2001 relating to the COPI bankruptcy. Because we also wrote off COPI debt obligations to us in 2001, the remaining $3.7 million has been included in “Interest and other income” in our Consolidated Statements of Operations for the year ended December 31, 2004. In addition, approximately $2.6 million of the accrued liability related to the COPI bankruptcy was reversed in December 2004, resulting in a reduction in the amounts included in the “Other expenses” line item in our Consolidated Statements of Operations.
23. SUBSEQUENT EVENTS (UNAUDITED)
     On March 1, 2007, we announced that we had concluded the review of strategic alternatives first announced on November 1, 2006. Based on that review, we adopted a plan, the Strategic Plan, which concentrates on our core office properties business. Key elements of the Strategic Plan include the opportunistic sale of certain office properties and the sale of resort residential development and resort and hotel assets anticipated to occur within one year. Following are the carrying amounts of the major classes of assets and liabilities, by segment, associated with these assets for the years ended December 31, 2006 and 2005, respectively.

Assets

(in thousands)	As of December 31, 2006				As of December 31, 2005
		Resort Residential	Resort/			Resort Residential	Resort/
	Office	Development	Hotel		Office	Development	Hotel
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total

Land	$30,469	$22,312	$25,567	$78,348	$26,952	$22,312	$25,567	$74,831
Land Improvements	177	106,874	—	107,051	195	100,083	—	100,278
Buildings and improvements	560,496	143,346	307,492	1,011,334	508,164	129,915	297,180	935,259
Furniture, fixtures and equipment	317	26,540	33,558	60,415	317	21,648	29,710	51,675
Land held for investment or development	—	619,746	—	619,746	—	448,173	—	448,173
Accumulated Depreciation	(137,327)	(66,949)	(89,498)	(293,774)	(117,324)	(54,761)	(81,490)	(253,575)

Net investment in real estate	454,132	851,869	277,119	1,583,120	418,304	667,370	270,967	1,356,641
Cash	—	18,543	7,735	26,278	—	43,920	7,983	51,903
Restricted cash	146	3,660	1,341	5,147	2,447	23,726	1,932	28,105
Accounts receivable, net	—	29,673	8,655	38,328	—	21,889	8,458	30,347
Deferred rent receivable	16,339	—	—	16,339	13,427	—	—	13,427
Investments in unconsolidated companies	—	19,979	—	19,979	—	6,417	—	6,417
Notes receivable	—	7,332	—	7,332	—	6,275	—	6,275
Income tax asset — current and deferred	—	(4,122)	—	(4,122)	—	(5,192)	—	(5,192)
Other assets, net	34,168	103,965	4,485	142,618	28,108	111,408	3,673	143,189

Total assets	$504,785	$1,030,899	$299,335	$1,835,019	$462,286	$875,813	$293,013	$1,631,112

Liabilities

(in thousands)	As of December 31, 2006				As of December 31, 2005
		Resort Residential	Resort/			Resort Residential	Resort/
	Office	Development	Hotel		Office	Development	Hotel
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total

Notes Payable	$64,949	$178,560	$55,000	$298,509	$26,000	$110,145	$—	$136,145
Accounts payable, accrued expenses and other liabilities	8,932	274,668	21,787	305,387	7,566	284,796	19,812	312,174
Deferred tax liability	—	(10,648)	—	(10,648)	—	—	—	—

Total liabilities	$73,881	$442,580	$76,787	$593,248	$33,566	$394,941	$19,812	$448,319

Minority Interests

(in thousands)	As of December 31, 2006				As of December 31, 2005
		Resort Residential	Resort/			Resort Residential	Resort/
	Office	Development	Hotel		Office	Development	Hotel
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total

Minority interests	$—	$31,637	$—	$31,637	$—	$30,792	$—	$30,792

Total minority interests	$—	$31,637	$—	$31,637	$—	$30,792	$—	$30,792

     On March 10, 2007, an agreement became effective for the sale of all assets included in the Resort/Hotel segment in the table above. The purchaser has the right to terminate the agreement until the expiration of a due diligence period on March 26, 2007. If the purchaser has not terminated the agreement by the expiration of the due diligence period, closing of the transaction, subject to the satisfaction of certain customary closing conditions, is anticipated to occur during the second quarter of 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
Americold Realty Trust and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Americold Realty Trust and subsidiaries (the “Company”) as of December 31, 2006, and the related statements of income, stockholders’ equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 2 and 11 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132R.
/s/  Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2007

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
     Periodic Evaluation and Conclusion of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were not effective as of the end of the period covered by this report as a result of material weaknesses identified and described below in Management’s Report on Internal Control Over Financial Reporting.
     Changes in Internal Control Over Financial Reporting. Except as described below in Management’s Report on Internal Control Over Financial Reporting, we made no changes to our internal controls over financial reporting during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Crescent Real Estate Equities Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our employees, including management and the Board of Trust Managers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
     Based on our assessment, management believes that, as of December 31, 2006, our internal control over financial reporting was not effective as a result of material weaknesses identified with respect to controls over (i) the preparation and review of the calculation of minority interest associated with our Series A and Series B Preferred Share Offerings; and (ii) the selection, application and monitoring of accounting policies utilized by a consolidated subsidiary. These material weaknesses resulted in the misapplication of generally accepted accounting principles in our previously issued consolidated financial statements, which we have restated as discussed further below.
DESCRIPTION AND REMEDIATION OF MATERIAL WEAKNESSES
Calculation of Minority Interest. We identified that our preparation and review of the calculation of minority interest associated with our Series A and Series B Preferred Share Offerings resulted in an incorrect allocation of net income between us and the other limited partners of the Operating Partnership, whom we refer to as Unitholders. As a result of this material weakness, Net Income for the years ending December 31, 1998 through 2005 was understated. We have restated our audited consolidated financial statements through a cumulative adjustment to decrease Accumulated Deficit as of December 31, 2003 by $5.0 million and decreased our Minority Interest portion of Net Income, increasing the amounts by $4.8 million for each of the years ended December 31, 2005 and 2004, respectively, to correct these errors.
Remediation Steps to Address Material Weakness. To remediate the material weakness in our internal control over financial reporting, subsequent to year end we have modified our methodology for the calculation of the minority interest and improved training to support understanding of that methodology.
Refundable Fees for Club Member Services. We identified that the selection, application and monitoring of accounting policies utilized by a consolidated subsidiary resulted in the incorrect application of generally accepted accounting principles associated with accounting for refundable fees for club member services. As a result of this material weakness, Net Income was overstated. We have restated our audited consolidated financial statements through a cumulative adjustment to increase Accumulated Deficit as of December 31, 2003 by $4.1 million and decreased our Net Income by $0.2 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively, to correct these errors.
Classification of Club Membership Intangible Asset. We identified that the selection, application and monitoring of accounting policies utilized by a consolidated subsidiary resulted in the incorrect application of generally accepted accounting principles associated with the classification of a club membership intangible asset. As a result of this material weakness, Net Income for the years ended December 31, 1997 through 2005 was overstated. We have restated our audited consolidated financial statements through a cumulative adjustment to increase Accumulated Deficit as of December 31, 2003 by $3.5 million and increased our Net Income by $1.7 million and $1.5 million for the years ended December 31, 2005 and December 31, 2004, respectively, to correct these errors.
Remediation Steps to Address Material Weaknesses. With respect to both the Refundable Fees for Club Member Services and Classification of Club Member Intangible Asset items above, to remediate the material weaknesses in our internal control over financial reporting, subsequent to year end we have modified our application of accounting principles and improved training at our consolidated subsidiary to ensure application of the correct generally accepted accounting principles to support understanding of those accounting principles.

     Management’s Report on Internal Control over Financial Reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trust Managers and Shareholders of
Crescent Real Estate Equities Company
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Crescent Real Estate Equities Company (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified with respect to controls over (i) the preparation and review of the calculation of minority interest and (ii) the selection, application and monitoring of accounting policies utilized by a consolidated subsidiary, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
Management identified as a material weakness the Company’s ineffective controls over the preparation and review of the calculation of minority interest associated with the Company’s Series A and Series B Preferred Share Offerings.
Management identified as a material weakness the Company’s ineffective controls over the selection, application and monitoring of accounting policies utilized by a consolidated subsidiary, including refundable fees for club member services and intangible assets.
As a result of these material weaknesses in internal control, the Company concluded its previously issued financial statements should be restated. The restatement is discussed in detail in Note 1 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.” These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 13, 2007, on those financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
ERNST & YOUNG LLP
Dallas, Texas
March 13, 2007

Item 9B. Other Information
     Not applicable
PART III
     Certain information required in Part III is omitted from this Report. We will file a definitive proxy statement with the SEC not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included in the Proxy Statement is incorporated into this Report by reference. Only those sections of the Proxy Statement which specifically address the items set forth in this Report are incorporated by reference. The Compensation Committee Report included in the Proxy Statement is not incorporated by reference into this Report.
Item 10. Trust Managers, Executive Officers of the Registrant and Corporate Governance
     The information this Item requires is incorporated by reference to our Proxy Statement to be filed with the SEC for our 2007 annual shareholders’ meeting.
Item 11. Executive Compensation
     The information this Item requires is incorporated by reference to our Proxy Statement to be filed with the SEC for our 2007 annual shareholders’ meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information this Item requires is incorporated by reference to our Proxy Statement to be filed with the SEC for our 2007 annual shareholders’ meeting.
Item 13. Certain Relationships and Related Transactions, and Trust Manager Independence
     The information this Item requires is incorporated by reference to our Proxy Statement to be filed with the SEC for our 2007 annual shareholders’ meeting.
Item 14. Principal Accounting Fees and Services
     The information this Item requires is incorporated by reference to our Proxy Statement to be filed with the SEC for our 2007 annual shareholders’ meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Crescent Real Estate Equities Company Consolidated Balance Sheets at December 31, 2006 and 2005.

Crescent Real Estate Equities Company Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Crescent Real Estate Equities Company Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Crescent Real Estate Equities Company Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Crescent Real Estate Equities Company Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

Financial Statement Schedules

Schedule III — Crescent Real Estate Equities Company Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 2006.

Schedule IV — Crescent Real Estate Equities Company Mortgage Loans on Real Estate Investments at December 31, 2006.

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

See Item 15(a)(3) above.

(c)	Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

See Item 15(a)(2) above.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
SCHEDULE III
DECEMBER 31, 2006
(dollars in thousands)

			Costs
			Capitalized	Impairment	Gross Amount Carried at
			Subsequent to	to Carrying	Close of Period
	Initial Costs(1)		Acquisition	Value	12/31/06
			Land, Buildings,	Buildings,		Buildings,					Life on Which
			Improvements,	Improvements,		Improvements,					Depreciation in
			Furniture,	Furniture,		Furniture,					Latest Income
		Buildings and	Fixtures and	Fixtures and		Fixtures and		Accumulated	Date of	Acquisition	Statement Is
Description	Land	Improvements	Equipment	Equipment	Land	Equipment	Total (2)	Depreciation	Construction	Date	Computed
The Citadel, Denver, CO	$1,803	$17,259	$2,246	$—	$1,803	$19,505	$21,308	$(14,387)	1987	1987	(3)
Carter Burgess Plaza, Fort Worth, TX	1,375	66,649	27,189	—	1,375	93,838	95,213	(47,255)	1982	1990	(3)
MacArthur Center I & II, Irving, TX	704	17,247	2,828	—	880	19,899	20,779	(7,402)	1982/1986	1993	(3)
125. E. John Carpenter Freeway, Irving, TX	2,200	48,744	9,876	—	2,200	58,620	60,820	(19,882)	1982	1994	(3)
Regency Plaza One, Denver, CO	950	31,797	5,932	—	950	37,729	38,679	(11,570)	1985	1994	(3)
The Avallon, Austin, TX	475	11,207	12,472	—	1,069	23,085	24,154	(6,254)	1986	1994	(3)
Waterside Commons, Irving, TX (4)	3,650	20,135	(22,738)	(1,047)	—	—	—	—	1986	1994	(3)
Denver Marriott City Center, Denver, CO	—	50,364	8,376	—	—	58,740	58,740	(20,018)	1982	1995	(3)
707 17th Street, Denver, CO	—	56,593	20,414	—	—	77,007	77,007	(23,022)	1982	1995	(3)
Spectrum Center, Dallas, TX	2,000	41,096	20,400	—	2,000	61,496	63,496	(18,137)	1983	1995	(3)
Stanford Corporate Centre, Dallas, TX	—	16,493	9,465	(1,200)	—	24,758	24,758	(9,132)	1985	1995	(3)
The Aberdeen, Dallas, TX	850	25,895	3,004	—	850	28,899	29,749	(7,705)	1986	1995	(3)
Briargate Office and Research Center, Colorado Springs, CO	2,000	18,044	5,892	—	2,000	23,936	25,936	(6,523)	1988	1995	(3)
Park Hyatt Beaver Creek, Avon, CO	10,882	40,789	31,415	—	10,882	72,204	83,086	(15,650)	1989	1995	(3)
Sonoma Mission Inn & Spa, Sonoma, CA	10,000	44,922	44,278	—	10,000	89,200	99,200	(22,327)	1927	1996	(3)
3333 Lee Parkway, Dallas, TX	1,450	13,177	6,853	—	1,450	20,030	21,480	(5,155)	1983	1996	(3)
Greenway I & IA, Richardson, TX	1,701	15,312	3,146	—	1,701	18,458	20,159	(4,748)	1983	1996	(3)
Frost Bank Plaza, Austin, TX	—	36,019	6,147	—	—	42,166	42,166	(10,842)	1984	1996	(3)
301 Congress Avenue, Austin, TX	2,000	41,735	15,050	—	2,000	56,785	58,785	(15,435)	1986	1996	(3)
Greenway Plaza Office Portfolio & Hotel, Houston, TX	29,232	184,765	144,890	—	27,228	331,659	358,887	(109,476)	1969-1982	1996	(3)
55 Madison, Denver, CO	1,451	13,253	2,636	—	1,451	15,889	17,340	(4,985)	1982	1997	(3)
44 Cook, Denver, CO	1,451	13,253	3,388	—	1,451	16,641	18,092	(4,912)	1984	1997	(3)
Greenway II, Richardson, TX	1,823	16,421	6,395	—	1,823	22,816	24,639	(5,742)	1985	1997	(3)
Ventana Country Inn, Big Sur, CA	2,782	26,744	7,687	—	2,064	35,149	37,213	(9,902)	1975-1988	1997	(3)
Palisades Central I, Dallas, TX	1,300	11,797	2,535	—	1,300	14,332	15,632	(3,812)	1980/1986	1997	(3)
Palisades Central II, Dallas, TX	2,100	19,176	5,030	—	2,100	24,206	26,306	(6,804)	1980/1986	1997	(3)
Stemmons Place, Dallas, TX	—	37,537	5,935	—	—	43,472	43,472	(11,434)	1980/1986	1997	(3)
The Addison, Dallas, TX	1,990	17,998	2,690	—	1,990	20,688	22,678	(5,305)	1980/1986	1997	(3)
Sonoma Golf Course, Sonoma, CA	14,956	—	21,595	(4,354)	15,952	16,245	32,197	(1,715)	1929	1998	(3)
Austin Centre, Austin, TX	1,494	36,475	5,499	—	1,494	41,974	43,468	(10,241)	1986	1998	(3)
Omni Austin Hotel, Austin, TX	2,409	56,670	3,924	—	2,409	60,594	63,003	(15,821)	1986	1998	(3)
Datran Center, Miami, FL	—	71,091	11,765	—	—	82,856	82,856	(19,555)	1986-1992	1998	(3)
Avallon Phase II, Austin, TX	1,102	23,401	(11,339)	—	640	12,524	13,164	(1,748)	1997	—	(3)
Plaza Park Garage, Fort Worth, TX	2,032	14,125	613	—	2,032	14,738	16,770	(3,482)	1998	—	(3)
Johns Manville Plaza, Denver, CO	9,128	74,937	4,957	—	9,128	79,894	89,022	(9,470)	1978	2002	(3)
The Colonnade, Coral Gables, FL	2,600	39,557	1,162	—	2,600	40,719	43,319	(3,738)	1989	2003	(3)
Hughes Center, Las Vegas, NV	29,802	178,705	11,009	—	29,822	189,694	219,516	(19,232)	1986-1999	2003-2004	(3)
Desert Mountain Development Corp.(7)	120,907	60,487	25,487	—	128,230	78,651	206,881	(53,238)	—	2002	(3)
Crescent Resort Development, Inc. (7)	367,647	23,357	288,731	—	604,747	74,988	679,735	(11,996)	—	2002	(3)
Mira Vista Development Company (7)	3,059	2,234	2,090	—	2,093	5,290	7,383	(2,173)	—	2003	(3)
Houston Area Development Corporation (7)	2,740	—	(1,977)	—	763	—	763	—	—	2003	(3)
Crescent Plaza Phase I & II, Dallas, TX (7)	10,997	—	114,848	—	65,233	60,612	125,845	—	—	2002	(3)
JPI multi-family luxury apartment project Deedham, MA (7)	17,095	—	(17,095)	—	—	—	—	—	—	2004	(3)
Dupont Centre, Irvine, CA	10,000	34,668	1,735	—	10,000	36,403	46,403	(2,879)	1986	2004	(3)
The Alhambra, Miami, FL	5,500	52,276	4,649	—	5,500	56,925	62,425	(4,065)	1961-1987	2004	(3)
Paseo Del Mar, San Diego, CA (5)	21,000	—	(21,000)	—	—	—	—	—	—	2005	(3)
3883 Hughes Center, Las Vegas, NV	3,304	—	53,338	—	3,514	53,128	56,642	—	—	2005	(3)
The Exchange Building, Seattle, WA	7,050	40,442	2,731	—	7,050	43,173	50,223	(3,523)	1929	2005	(3)
One Live Oak, Atlanta, GA	3,380	23,323	2,976	—	3,380	26,299	29,679	(1,793)	1981	2004	(3)
Peakview Tower, Denver, CO	2,724	36,411	1,513	—	2,724	37,924	40,648	(3,104)	2001	2004	(3)
Financial Plaza, Phoenix, AZ (6)	3,517	41,492	562	—	3,517	42,054	45,571	(1,615)	1986	2006	(3)
Parkway at Oakhill, Austin, TX (6)	3,500	—	11,328	—	3,500	11,328	14,828	—	2006	2006	(3)
Land held for development or sale, Houston, TX	49,420	—	(30,786)	—	18,634	—	18,634	—	—	—	(3)
Land held for development or sale, Dallas, TX	27,288	—	(9,516)	—	17,772	—	17,772	—	—	—	(3)
Land held for development or sale, Las Vegas, NV	10,000	—	5,333	—	15,333	—	15,333	—	—	2004	(3)
Crescent Real Estate Equities L.P.	—	—	23,913	(352)	—	23,561	23,561	(7,228)	—	—	(3)
Other	18,588	11,351	9,340	—	10,166	29,113	39,279	(4,443)	—	—	(3)

Total	$835,408	$1,775,423	$910,816	$(6,953)	$1,044,800	$2,469,894	$3,514,694	$(608,875)

(1)	Initial costs include purchase price, excluding any purchase price adjustments related to SFAS 141 intangibles, and any costs associated with closing of the Property.

(2)	The aggregate cost for Federal income tax purposes as of December 31, 2005 was approximately $3.5 billion.

(3)	Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

Building and improvements	2 to 46 years

Tenant improvements	Terms of leases, which approximates the useful life of the asset

Furniture, fixtures, and equipment	2 to 5 years

(4)	This Office Property was sold during the year ended December 31, 2006.

(5)	Our investment in this Office Property was sold during the year ended December 31, 2006.

(6)	This Office Property was acquired during the year ended December 31, 2006.

(7)	Land and cost capitalized subsequent to acquisition includes property under development and is net of residential development cost of sales.

A summary of combined real estate investments and accumulated depreciation is as follows:

	2006	2005	2004
Real estate investments:
Balance, beginning of year	$3,182,235	$3,262,894	$3,862,286
Acquisitions	48,509	192,024	437,359
Improvements	471,730	239,040	154,300
Dispositions	(187,655)	(510,601)	(1,183,185)
Impairments	(125)	(1,122)	(7,866)

Balance, end of year	$3,514,694	$3,182,235	$3,262,894

Accumulated Depreciation:
Balance, beginning of year	$528,006	$516,205	$697,813
Depreciation	117,419	116,156	145,210
Dispositions	(36,550)	(104,355)	(326,818)

Balance, end of year	$608,875	$528,006	$516,205

CRESCENT REAL ESTATE EQUITIES COMPANY
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE INVESTMENTS
DECEMBER 31, 2006
(dollars in thousands)

								Principal Amount
								of Loans Subject
	Interest Rate	Original		Periodic		Face	Carrying	to Delinquent
	at December	Maturity	Loan	Payment	Prior	Amount of	Amount of	Principal or
Type of Investment	31, 2006	Date	Extensions	Term(1)(2)	Liens	Mortgages	Mortgages(3)	Interest(4)
Mezzanine Investments
Dallas Office Property	13.85%	2007	Three 1-Year	Interest Only	$65,750	$12,000	$11,989	$—
Three Dallas Office Properties	11.04%	2010	N/A	Principal and Interest(5)	80,000	7,660	7,601	—
Two California Luxury Hotel Properties	16.35%	2007	Five 1-Year	Interest Only	250,000 (6)	15,000	14,947	—
Southeastern U.S. Office Portfolio	12.23%	2007	Three 1-Year	Interest Only	290,000	20,700	20,630	—
Six Florida Hotel Properties	13.35%	2009	Two 1-Year	Interest Only	95,000	15,000	14,891	—
California Ski Resort	9.85%	2009	Two 1-Year	Interest Only	230,000	20,000	19,845	—
New York City Residential Property	18.18%	2007	Two 1-Year	Interest Only	342,615	24,185	24,013	—
California Residential Property	17.00%	2008	One 6-Month	Interest Only	34,000	9,775 (7)	9,581	—

					$1,387,365	$124,320	$123,497 (8)	$—

(1)	Interest only payments are due monthly, principal is due at maturity except as otherwise noted in footnote (5).

(2)	Prepayment of certain loans will trigger additional fees, such as prepayment fees, exit fees, spread maintenance premiums and breakage costs, due from the borrower at the time of prepayment.

(3)	The carrying amounts approximate the Federal income tax basis.

(4)	No mortgage loans are delinquent with respect to principal or interest.

(5)	Interest only payments are due monthly through September 2007. Beginning October 2007, principal payments are due monthly until maturity.

(6)	We have a 25% interest in Redtail Capital Partners, L.P., that has a $25.0 million mortgage loan secured by these properties.

(7)	The condominiums securing this note were sold by CRDI to a third party. Due to restrictions under SFAS No. 66, Accounting for Sales of Real Estate regarding seller financed transactions, the profit from the sale of $4.7 million was deferred and recorded under the cost recovery method and reflected as a reduction of the note such that the face value of the note is included in the table above.

(8)	The following is a summary of changes in the carrying amount of investments for the years ended December 31, 2006 and December 31, 2005:

	2006	2005
Balance at January 1, 2005	$172,126	$21,877
Additions during period:
Investments in mezzanine loans	73,575	150,582
Cost of acquiring mezzanine investments	—	402
Accretion of unearned revenue	778	303
Deductions during period:
Collection of principal	(121,837)	—
Amortization of premium and cost to acquire mezzanine investments	(311)	(152)
Unearned revenue	(834)	(886)

Balance at December 31, 2006	$123,497	$172,126

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2007.

CRESCENT REAL ESTATE EQUITIES COMPANY
(Registrant)

By	/s/John C. Goff

John C. Goff
Trust Manager and Chief Executive Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Rainwater	Trust Manager and Chairman of the Board	March 14, 2007

Richard E. Rainwater

/s/ John C. Goff	Trust Manager and Chief Executive Officer	March 14, 2007

John C. Goff	(Principal Executive Officer)

/s/ Jerry R. Crenshaw Jr.	Managing Director and Chief Financial Officer	March 14, 2007

Jerry R. Crenshaw Jr.	(Principal Financial and Accounting Officer)

/s/ Dennis H. Alberts	Trust Manager, President and Chief Operating Officer	March 14, 2007

Dennis H. Alberts

/s/ Anthony M. Frank	Trust Manager	March 14, 2007

Anthony M. Frank

/s/ William F. Quinn	Trust Manager	March 14, 2007

William F. Quinn

/s/ Paul E. Rowsey, III	Trust Manager	March 14, 2007

Paul E. Rowsey, III

/s/ Robert W. Stallings	Trust Manager	March 14, 2007

Robert W. Stallings

/s/ Terry N. Worrell	Trust Manager	March 14, 2007

Terry N. Worrell

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.01	Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed April 25, 2002 (the April 2002 8-K) and incorporated herein by reference)

3.02	Fourth Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit No. 3.02 to the Registrant’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005 (the 2005 10K) and incorporated herein by reference)

4.01	Form of Common Share Certificate (filed as Exhibit No. 4.03 to the Registrant’s Registration Statement on Form S-3 (File No. 333-21905) and incorporated herein by reference)

4.02	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated February 13, 1998 (filed as Exhibit No. 4.07 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the 1997 10-K) and incorporated herein by reference)

4.03	Form of Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant’s Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

4.04	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated April 25, 2002 (filed as Exhibit No. 4.1 to the April 2002 8-K and incorporated herein by reference)

4.05	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated January 14, 2004 (filed as Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2004 (the January 2004 8-K) and incorporated herein by reference)

4.06	Form of Global Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4.2 to the January 2004 8-K and incorporated herein by reference)

4.07	Statement of Designation of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company dated May 13, 2002 (filed as Exhibit No. 2 to the Registrant’s Form 8-A dated May 14, 2002 (the Form 8-A) and incorporated herein by reference)

4.08	Form of Certificate of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Form 8-A and incorporated herein by reference)

4*	Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.01	Fourth Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of April 30, 2006 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the 1Q 2006 10-Q) and incorporated herein by reference)

10.02	Noncompetition Agreement of Richard E. Rainwater, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit No. 10.02 to the 1997 10-K and incorporated herein by reference)

10.03	Noncompetition Agreement of John C. Goff, as assigned to Crescent Real Estate Equities Limited Partnership on May 5, 1994 (filed as Exhibit No. 10.03 to the 1997 10-K and incorporated herein by reference)

10.04*	Employment Agreement by and between Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Equities Company and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the 1Q 2002 10-Q) and incorporated herein by reference)

10.05	Form of Officers’ and Trust Managers’ Indemnification Agreement as entered into between the Registrant and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Registration Statement on Form S-4 (File No. 333-42293) of Crescent Real Estate Equities Limited Partnership and incorporated herein by reference)

10.06*	Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registrant’s Registration Statement on Form S-11 (File No. 33-75188) (the Form S-11) and incorporated herein by reference)

10.07*	Third Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No. 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

10.08*	Amendment dated as of November 4, 1999 to the Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the 2000 10-K) and incorporated herein by reference)

10.09*	Amendment dated as of November 1, 2001 to the Crescent Real Estate Equities Company 1994 Stock Incentive Plan and the Third Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No. 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference)

10.10*	Second Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

10.11*	1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed as Exhibit No. 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.12*	Amendment dated as of November 5, 1999 to the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.13 to the 2000 10-K and incorporated herein by reference)

10.13*	Crescent Real Estate Equities, Ltd. Dividend Incentive Unit Plan (filed as Exhibit No. 10.14 to the 2000 10-K and incorporated herein by reference)

10.14*	Annual Incentive Compensation Plan for select Employees of Crescent Real Estate Equities, Ltd. (filed as Exhibit No. 10.15 to the 2000 10-K and incorporated herein by reference)

10.15	Form of Registration Rights, Look-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

10.16*	Restricted Stock Agreement by and between Crescent Real Estate Equities Company and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.02 to the 1Q 2002 10-Q and incorporated herein by reference)

10.17*	Unit Option Agreement Pursuant to the 1996 Plan by and between Crescent Real Estate Equities Limited Partnership and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.18*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.04 to the 1Q 2002 10-Q and incorporated herein by reference)

10.19*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Dennis H. Alberts, dated as of February 19, 2002 (filed as Exhibit No. 10.05 to the 1Q 2002 10-Q and incorporated herein by reference)

10.20*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Kenneth S. Moczulski, dated as of February 19, 2002 (filed as Exhibit No. 10.06 to the 1Q 2002 10-Q and incorporated herein by reference)

10.21*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and David M. Dean, dated as of February 19, 2002 (filed as Exhibit No. 10.07 to the 1Q 2002 10-Q and incorporated herein by reference)

10.22*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jane E. Mody, dated as of February 19, 2002 (filed as Exhibit No. 10.08 to the 1Q 2002 10-Q and incorporated herein by reference)

10.23*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jerry R. Crenshaw, Jr., dated as of February 19, 2002 (filed as Exhibit No. 10.09 to the 1Q 2002 10-Q and incorporated herein by reference)

10.24*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jane B. Page, dated as of February 19, 2002 (filed as Exhibit No. 10.10 to the 1Q 2002 10-Q and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.25*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and John L. Zogg, Jr., dated as of February 19, 2002 (filed as Exhibit No. 10.11 to the 1Q 2002 10-Q and incorporated herein by reference)

10.26*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Dennis H. Alberts, dated as of March 5, 2001 (filed as Exhibit No. 10.12 to the 1Q 2002 10-Q and incorporated herein by reference)

10.27*	Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnerships and Paul R. Smith, dated as of May 16, 2005 (filed as Exhibit No. 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the 2Q 2005 10-Q) and incorporated herein by reference)

10.28*	2004 Crescent Real Estate Equities Limited Partnership Long-Term Incentive Plan (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the 2004 10-K) and incorporated herein by reference)

10.29	2005 Crescent Real Estate Equities Limited Partnership Long-Term Incentive Plan (filed as Exhibit 10.02 to the 2Q 2005 10-Q and incorporated herein by reference)

10.30	Revolving Credit Agreement of Crescent Real Estate Funding VIII, L.P., dated February 8, 2005, and Unconditional Guaranty of Payment and Performance of Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.28 to the 2004 10-K and incorporated herein by reference)

10.31	Contribution Agreement effective as of November 10, 2004, relating to the contribution by Crescent Real Estate Funding I, L.P. of The Crescent Office Property to Crescent Big Tex I, L.P. (filed as Exhibit 10.29 to the 2004 10-K and incorporated herein by reference)

10.32	Purchase and Sale Agreement effective as of November 10, 2004, relating to the sale by Crescent Real Estate Equities Limited Partnership of Houston Center Office Property to Crescent Big Tex I, L.P. (filed as Exhibit 10.30 to the 2004 10-K and incorporated herein by reference)

10.33	Purchase and Sale Agreement effective as of November 10, 2004, relating to the sale by Crescent Real Estate Funding X, L.P. of Post Oak Central Office Property to Crescent Big Tex I, L.P. (filed as Exhibit 10.31 to the 2004 10-K and incorporated herein by reference)

21.01	List of Subsidiaries (filed herewith) †

23.01	Consent of Ernst & Young LLP (filed herewith) †

23.02	Consent of Deloitte & Touche LLP (filed herewith) †

31.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith) †

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith) †

†	This exhibit is attached to the copy of this report available through our website at www.crescent.com and to the copy of this report available at the SEC’s website at www.sec.gov.