Form 10-K/A
period 2006-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2007-04-30
CIK 918958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
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
Registrant’s telephone number, including area code (817) 321-2100
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of each class:	on Which Registered:

Common Shares of Beneficial Interest par value $.01 per share	New York Stock Exchange

Series A Convertible Cumulative Preferred Shares of Beneficial Interest par value $.01 per share	New York Stock Exchange

Series B Cumulative Redeemable Preferred Shares of Beneficial Interest par value $.01 per share	New York Stock Exchange

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

Number of Common Shares outstanding as of April 25, 2007:	102,821,311
Number of Series A Preferred Shares outstanding as of April 25, 2007:	14,200,000
Number of Series B Preferred Shares outstanding as of April 25, 2007:	3,400,000

     This Amendment No. 1 to the Form 10-K of Crescent Real Estate Equities Company (the “Company”) for the year ended December 31, 2006 is amending the Company’s Form 10-K to include in Part III of the Form 10-K the following information previously incorporated by reference to the Company’s proxy statement:
     (i) Item 10. Trust Managers and Executive Officers and Corporate Governance;
     (ii) Item 11. Executive Compensation;
     (iii) Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
     (iv) Item 13. Certain Relationships and Related Transactions, and Trust Manager Independence; and
     (v) Item 14. Principal Accountant Fees and Services.

PART III
Item 10. Directors and Executive Officers of the Registrant
Trust Managers
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

Name	Term Expires	Age	Position

Richard E. Rainwater	2009	62	Chairman of the Board of Trust Managers

John C. Goff	2008	51	Vice Chairman of the Board of Trust Managers, Chief Executive Officer of the Company and the General Partner, and Sole Director of the General Partner

Dennis H. Alberts	2007	58	Trust Manager and President and Chief Operating Officer of the Company and the General Partner

Anthony M. Frank	2009	75	Trust Manager

William F. Quinn	2009	59	Trust Manager

Paul E. Rowsey, III	2008	52	Trust Manager

Robert W. Stallings	2008	58	Trust Manager

Terry N. Worrell	2007	62	Trust Manager
     The following is a summary of the experience of the current and proposed trust managers.
     Richard E. Rainwater has been an independent investor since 1986. From 1970 to July 1986, he served as the chief investment advisor to the Bass family, whose overall wealth increased dramatically during his tenure. During that time, Mr. Rainwater was principally responsible for numerous major corporate and real estate acquisitions and dispositions. Upon beginning his independent investment activities, he founded ENSCO International Incorporated, an oil field service and offshore drilling company, in December 1986. Additionally, in June 1988, he co-founded Columbia Hospital Corporation, and in March 1989 he participated in a management-led buy out of HCA-Hospital Corporation of America. In November 1992, Mr. Rainwater co-founded Mid Ocean Limited, a provider of casualty re-insurance. In February 1994, he assisted in the merger of Columbia Hospital Corporation and HCA-Hospital Corporation of America that created Columbia/HCA Healthcare Corporation. Mr. Rainwater co-founded the Company in 1994. Mr. Rainwater is a graduate of the University of Texas at Austin and the Graduate School of Business at Stanford University. Mr. Rainwater has served as the Chairman of the Board of Trust Managers since our inception in 1994.
     John C. Goff co-founded the Company with Mr. Rainwater while serving as principal of Rainwater, Inc. Mr. Goff served as Chief Executive Officer and as a trust manager from our inception in February 1994 through December 1996, when he became Vice Chairman. In June 1999, Mr. Goff returned as Chief Executive Officer of the Company and remains as Vice Chairman. Mr. Goff has served as a managing principal of Goff Moore Strategic Partners, L.P., a private investment partnership, since its formation in February 1998. From June 1987 to May 1994, Mr. Goff was vice president of Rainwater, Inc. Prior to joining Rainwater, Inc., Mr. Goff was employed by KPMG Peat Marwick. Mr. Goff also serves on the board of GAINSCO, Inc. Crescent Operating, Inc., an entity spun off by the Company and the Operating Partnership to their respective stockholders and limited partners and of which Mr. Goff had been President and Chief Executive Officer until he resigned in 2002, filed a stockholder approved pre-packaged Chapter 11 bankruptcy reorganization plan in 2003. Mr. Goff is a graduate of the University of Texas and is a Certified Public Accountant.

     Dennis H. Alberts, prior to joining us, served as President and Chief Executive Officer of Pacific Retail Trust, a privately held retail shopping center real estate investment trust (“REIT”), which he founded in 1993. While at Pacific Retail Trust, Mr. Alberts directed all aspects of the company, including acquisition, development and operational activities, from 1993 until 1999 when Pacific Retail Trust merged into Regency Realty Corporation (currently Regency Centers Corporation), a publicly traded REIT. In 1999, Mr. Alberts also served as a consultant to Regency Realty Corporation. Prior to founding Pacific Retail Trust, Mr. Alberts served as President and Chief Operating Officer of First Union Real Estate Investments, a publicly held retail, multi-family and office REIT, in 1992. From 1987 to 1991, Mr. Alberts served as President and Chief Executive Officer of Rosewood Property Company where he focused on asset management and leasing of Rosewood’s office portfolio. Before joining Rosewood Property Company, he served as President and Managing Partner of Trammell Crow Residential Companies of Dallas from 1984 to 1987. Mr. Alberts holds a Bachelor of Science degree and Master of Business Administration degree from the University of Missouri. Since April 2000, Mr. Alberts has served as President and Chief Operating Officer of the Company and the General Partner. Mr. Alberts has served as a trust manager of the Company since May 2002.
     Anthony M. Frank currently serves as Chairman Emeritus of Belvedere Capital Partners, general partner of the California Community Financial Institutions Fund LP, which he co-founded in 1994. From March 1988 to March 1992, he served as Postmaster General of the United States. From April 1992 until June 1993, he served as the founding chairman of Independent Bancorp of Arizona. Mr. Frank has also served as a Director of: Temple Inland, Inc., a manufacturer of paper and timber products, from May 1992 to May 2004; Bedford Property Investors, Inc., an office and commercial property REIT investing primarily on the West Coast, since May 1992; Charles Schwab & Co., one of the nation’s largest discount brokerages, from July 1993 to May 2004; Cotelligent, Inc., a provider of temporary office support services, from May 1995 to April 2004; and Charles Schwab Bank since May 2004. Mr. Frank received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business at Dartmouth. Mr. Frank has served as a trust manager since our inception in 1994.
     William F. Quinn has served as the Chairman and Chief Executive Officer of American Beacon Advisors, Inc., the investment services affiliate of American Airlines, with responsibility for the management of pension and short-term fixed income assets, since April 2006. Prior to being named to his current position, Mr. Quinn served as President from November 1986 to April 2006 and Director since 2001. Prior to his positions with American Beacon Advisors, Inc., Mr. Quinn held several management positions with American Airlines and its subsidiaries. He served as Director of the Board of American Airlines Federal Credit Union from July 1979 to present, including serving as Chairman of the Board from November 1989 to May 2003. Mr. Quinn is currently Chairman of the Committee on the Investment of Employee Benefit Assets (CIEBA). Mr. Quinn has served on the advisory board for Southern Methodist University’s Endowment Fund since September 1996 and is currently serving his third two-year term on the New York Stock Exchange Pension Management Advisory Committee. He holds a Bachelor of Science degree in Accounting from Fordham University and is a Certified Public Accountant. Mr. Quinn has served as a trust manager since our inception in 1994.
     Paul E. Rowsey, III is currently the Managing Partner and founder of E2M Partners, LLC, a private real estate investment management firm. Prior to forming E2M in January 2005, Mr. Rowsey was founder and President of Eiger, Inc., a sponsor and manager of real estate funds. Prior to forming Eiger in 1999, he was President and a member of the Board of Directors of Rosewood Property Company, a vertically integrated real estate operating company, a position he held from February 1988 until December 1998. Mr. Rowsey has served as a member of the Board of Directors of ENSCO International Incorporated, an offshore oil field service and drilling company, since January 2000. Mr. Rowsey holds a Bachelor of Arts degree in Management Science from Duke University and a Juris Doctorate degree from Southern Methodist University School of Law. Mr. Rowsey has served as a trust manager since our inception in 1994.
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
     Terry N. Worrell has been a private investor in commercial properties and other business ventures with Worrell Investments, Inc. since 1989. From 1974 to 1989, he served as President and Chief Executive Officer of Sound Warehouse of Dallas, Inc. prior to its purchase by Shamrock Holdings. Mr. Worrell has served as a director of Regency Centers

Corporation (formerly Regency Realty Corporation), a developer/operator of shopping centers since February 1999 and NL Industries, Inc., an international producer of titanium dioxide pigments since October 2003. Mr. Worrell was a member of Pacific Retail Trust’s board of trustees before its merger into Regency Realty Corporation in February 1999. Mr. Worrell received a Master of Business Administration degree from the University of North Texas. Mr. Worrell has served as a trust manager of the Company since May 2002.
Executive Officers
     Set forth below is information with respect to the current executive officers of the Company and the General Partner.

Name	Age	Position

John C. Goff	51	Vice Chairman of the Board of Trust Managers of the Company, Chief Executive Officer of the Company and the General Partner, and Sole Director of the General Partner

Dennis H. Alberts	58	Trust Manager of the Company and President and Chief Operating Officer of the Company and the General Partner

John P. Albright	41	Managing Director, Investments of the Company and the General Partner

David M. Dean	46	Managing Director, Law and Secretary of the Company and the General Partner

Thomas G. Miller	51	Managing Director, Investments of the Company and the General Partner

Jane E. Mody	55	Managing Director, Chief Financial Officer of the Company and the General Partner

Jane B. Page	46	Managing Director, Asset Management of the Company and the General Partner

Paul R. Smith	47	Managing Director, Fund Management of the Company and the General Partner

John L. Zogg, Jr.	43	Managing Director, Asset Management of the Company and the General Partner

Christopher T. Porter	41	Senior Vice President and Treasurer of the Company and the General Partner

Suzanne K. Stevens	38	Senior Vice President and Chief Accounting Officer of the Company and the General Partner
     The following is a summary of the experience of the executive officers. The experience of Messrs. Goff and Alberts are described in the section “Trust Managers” above.
     John P. Albright, prior to joining us, was a principal with real estate hedge fund manager, Trilogy Capital Advisors, in Westport, Connecticut from June 2002 to January 2004. He also served as director in the real estate investment banking department of UBS in New York from May 2000 to May 2001. Prior to that, Mr. Albright served as Vice President of the real estate investment banking group at Friedman, Billings, Ramsey Group, Inc. in Arlington, Virginia from December 1997 to May 2000. Mr. Albright holds a Bachelor of Business Administration degree from Southern Methodist University. Mr. Albright served as Vice President, Finance, from the time he joined the Company in January 2004 until May 2005, when he became Senior Vice President, Finance. In March, 2007, Mr. Albright’s title changed to Managing Director, Finance of the Company and the General Partner.
     David M. Dean, prior to joining us, was an attorney for Burlington Northern Railroad Company from 1992 to 1994, and he served as Assistant General Counsel in 1994. At Burlington Northern, he was responsible for the majority of that company’s transactional and general corporate legal work. Mr. Dean was previously engaged in the private practice of law from 1986 to 1990 with Kelly, Hart & Hallman, and from 1990 to 1992 with Jackson Walker L.L.P., where he worked primarily on acquisition, financing and venture capital transactions for Mr. Rainwater and related investor groups. Mr. Dean graduated with honors from Texas A&M University with Bachelor of Arts degrees in English and Philosophy in 1983. He also holds a Juris Doctor degree and a Master of Laws degree in Taxation from Southern Methodist University School of Law. Mr. Dean served as Senior Vice President, Law, and Secretary from the time he joined us in August 1994 to September 1999 when he became Senior Vice President, Law and Administration and Secretary, a position which he held until January 2001. From January 2001 to March 2005, Mr. Dean served as Executive Vice President, Law and Administration and Secretary of the Company and the General Partner. In March 2005, Mr. Dean’s title changed to Managing Director, Law and Secretary of the Company and the General Partner.
     Thomas G. Miller, prior to joining us, served as Managing Director with Jones Lang LaSalle’s Capital Markets Group where he led the firm’s western U.S. practice for 19 years. He served as an international director, responsible for overseeing the company’s southern California activities, specializing in capital markets and investment management services for Jones Lang LaSalle’s domestic and overseas clients. With over 28 years of real estate experience, Mr. Miller has been involved in capital transactions valued at several billion dollars, including dispositions, acquisitions and financings of major office, retail, industrial, land and high-rise residential properties throughout the United States. Mr. Miller holds a Bachelor of Science degree in Business Administration from the University of Southern California. Mr. Miller served as Senior Vice President, Investments of the General Partner from July 2003 to March 2005. Since March 2005, Mr. Miller has served as Managing Director, Investments of the Company and the General Partner.
     Jane E. Mody, prior to joining us, served as Vice President of Goldman, Sachs & Co. from February 2000 to February 2001. While at Goldman, Sachs & Co., Ms. Mody worked with the real estate merchant banking division and was responsible for fund reporting for nine real estate opportunity funds. She served as Managing Director and Chief Financial Officer of Pacific Retail Trust, a private REIT, which she co-founded, from December 1993 until February 1999 when Pacific Retail Trust merged into Regency Realty Corporation (currently Regency Centers Corporation), a publicly traded REIT. From February 1999 to August 1999, Ms. Mody served as a consultant to Regency Realty Corporation. Prior to co-founding Pacific Retail Trust, Ms. Mody served as Executive Vice President of Rosewood Property Company, a real estate investment company, from April 1988 to December 1993. Ms. Mody serves on the board of the Dallas Chapter of the American Red Cross. Ms. Mody graduated from Austin College with a Bachelor of Arts degree and holds a Master of Business Administration degree in International Business from the University of Dallas. Ms. Mody served as Executive Vice President, Capital Markets of the Company and the General Partner from February 2001 to March 2005. In March 2005, Ms. Mody’s title changed to Managing Director, Capital Markets of the Company and the General Partner. In March 2007, Ms. Mody became the Managing Director and Chief Financial Officer of the Company and the General Partner.
     Jane B. Page, prior to joining us, was employed by Metropolitan Life Real Estate Investments from July 1984 to January 1998, holding positions of director of corporate property management and regional asset manager of Metropolitan’s institutional portfolio in Houston, Austin and New Orleans. Ms. Page’s 14-year tenure at Metropolitan also included membership on Metropolitan’s Investment Committee, which reviewed and approved all significant transactions on a national basis. Ms. Page serves on the Boards of the Greater Houston Partnership, Central Houston, Inc. and the Downtown Houston Management District. Ms. Page graduated with a Bachelor of Arts degree from Point Loma College in San Diego and with a Master of Business Administration degree from the University of San Francisco. She also holds Certified Commercial Investments Manager and Certified Property Manager designations. Ms. Page served as Director of Asset Management, Houston Region from the time she joined the Company in January 1998 to December 1998, when she became Vice President, Asset Management, Houston Region. From May 2000 to March 2004, Ms. Page served as Senior Vice President, Asset Management and Leasing, Houston Region. From March 2004 to March 2005, Ms. Page served as Executive Vice President, Asset Management and Leasing, Houston Region. In March 2005, Ms. Page’s title changed to Managing Director, Asset Management of the Company and the General Partner.
     Paul R. Smith, prior to joining us, served as a portfolio manager at INVESCO Real Estate, beginning in 2000, where he managed real estate investments for a $325 million value-added commingled fund. From 1989 to 2000, Mr. Smith served as a portfolio manager for Sarofim Realty Advisors where he managed a $1 billion portfolio of office and retail properties on behalf of various institutional clients. Mr. Smith has more than 15 years of experience in the pension fund advisory business, including portfolio management, financing and fund-raising. Mr. Smith holds a Bachelor of Arts degree from Harvard University and a Master of Business Administration degree from the University of Texas. Since May 2005, Mr. Smith has served as Managing Director, Fund Management of the Company and the General Partner.
     John L. Zogg, Jr., prior to joining us, served as Vice President of the commercial real estate group of Rosewood Property Company, responsible for marketing and leasing office space in the Dallas and Denver areas, from January 1989 to May 1994. For three years prior to joining Rosewood Property Company, Mr. Zogg worked as Marketing Manager of

Gerald D. Hines Interests, where he was responsible for office leasing in the Dallas metropolitan area from June 1985 to January 1988. He graduated from the University of Texas at Austin with a Bachelor of Arts degree in Economics and holds a Master of Business Administration degree from the University of Dallas. Mr. Zogg joined the Company as a Vice President in May 1994 and served as Vice President, Leasing and Marketing, from June 1997 to September 1999 when he became Vice President, Leasing/Marketing, Southwest Region. From May 2000 to March 2005, Mr. Zogg served as Senior Vice President, Asset Management and Leasing, Dallas Region. Since March 2005, Mr. Zogg has served as Managing Director, Asset Management of the Company and the General Partner.
     Christopher T. Porter, prior to joining us, held the office of Senior Vice President, Investor Relations, for Associates First Capital Corporation, a leading financial services firm, from January 1999 through October 1999. Prior to 1999, Mr. Porter served as Vice President and Assistant Treasurer in banking relations and cash management at Associates First Capital Corporation from November 1991 through January 1999. Mr. Porter received a Bachelor of Science degree in Economics from the University of Texas at Austin and a Master of Business Administration degree in Finance from the University of North Texas and is a certified treasury professional. Mr. Porter served as Vice President and Treasurer of the Company and the General Partner from December 1999 to December 2004. Since December 2004, Mr. Porter has served as Senior Vice President and Treasurer of the Company and the General Partner.
     Suzanne K. Stevens, prior to joining us, served as senior auditor for Arthur Andersen LLP from August 1992 until August 1994. Ms. Stevens holds a Bachelor of Business Administration degree in accounting and finance from Texas Christian University and is a Certified Public Accountant. Ms. Stevens joined the Company in 1994 as a Financial Analyst and served as Financial Manager from September 1995 to January 1998 when she became Assistant Controller. Ms. Stevens served as Assistant Controller until September 1999 when she became Vice President, Controller. Ms. Stevens served as Vice President, Controller until March 2004 when she became Senior Vice President, Controller. In March 2007, Ms. Stevens became the Senior Vice President and Chief Accounting Officer of the Company and the General Partner.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our officers, trust managers and persons who own more than 10% of our common shares of beneficial interest, par value $.01 per share (“Common Shares”), our 6 3/4% Series A convertible cumulative preferred shares of beneficial interest, par value $.01 per share or our 9.50% Series B cumulative redeemable preferred shares to file reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 with the SEC and the New York Stock Exchange. The SEC rules also require such officers, trust managers and 10% holders to furnish us with copies of all Section 16(a) forms that they file.
     Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, trust managers and 10% shareholders were complied with for the fiscal year ended December 31, 2006.
Code of Business Conduct
     All of our trust managers, officers and employees must act ethically at all times and in accordance with the policies comprising our Code of Business Conduct. The Code of Business Conduct is published on the investor relations section of our website at www.crescent.com and is available in print free of charge to any shareholder who requests it. We intend to post any amendments to and waivers from the Code of Business Conduct on our website.
Shareholder Recommendations for Trust Manager Nominations
     The Governance Committee of the Board of Trust Managers also will consider trust manager nominees recommended by shareholders. Under the Bylaws, a shareholder must comply with certain procedures to nominate persons for election to the Board of Trust Managers or to propose other business to be considered at an annual meeting of shareholders. These procedures provide that shareholders desiring to make nominations for trust managers and/or to bring a proper subject before a meeting must do so by notice timely delivered to our Secretary. The Secretary generally must receive notice of any such proposal not less than 70 days nor more than 90 days prior to the anniversary of the preceding year’s annual meeting of shareholders. Generally, such shareholder notice must set forth (i) as to each nominee for trust manager, all information relating to such nominee that is required to be disclosed in solicitations of proxies for election of trust managers under the proxy rules of the Commission; (ii) as to any other business, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in that business of such shareholder; and (iii) as to the shareholder, (a) the name and address of the shareholder, (b) the class or series and number of shares of beneficial interest that the shareholder owns beneficially and of record, and (c) the date(s) upon which the shareholder acquired ownership of such shares. The chairman of the annual meeting shall have the power to declare that any proposal not meeting these and any other applicable requirements that the Bylaws impose shall be disregarded. A copy of the Bylaws may be obtained, without charge, upon written request to David M. Dean, Managing Director, Law and Secretary, at 777 Main Street, Suite 2100, Fort Worth, Texas 76102.
     The Governance Committee evaluates trust manager candidates recommended by shareholders in the same manner as it evaluates trust manager candidates recommended by our trust managers, management or employees.
Audit Committee
     The Board of Trust Managers has a standing Audit Committee. The Audit Committee consists of Anthony M. Frank, Chairman, William F. Quinn and Robert W. Stallings. Upon the advice of the Governance Committee, the Board of Trust Managers has determined that Anthony M. Frank qualifies as an “audit committee financial expert,” as defined by applicable SEC rules and is “independent,” as that term is defined in the rules and regulations of the New York Stock Exchange, which we refer to as the NYSE listing standards, and as further explained in Item 13 below.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Compensation Philosophy and Objectives
     We believe that our success is highly dependent on our ability to attract, retain and reward executives capable of leading us in achieving our business objectives. These objectives include enhancing long term shareholder value, maximizing financial performance, preserving a strong financial posture, increasing the value of our assets and positioning our assets and business in geographic markets offering long-term growth opportunities. Due to the competitive marketplace for executives with experience in our industry segments, retention of our existing executive officers, who we believe are capable of leading us in achieving our business objectives, is our primary compensation objective. We seek to achieve this objective in a manner that provides an incentive for our executive officers to achieve our objectives through the following:
•	Total compensation provided to our executive officers should be at levels commensurate with their individual responsibilities and performance and our sustained long term performance.

•	A significant portion of each executive officer’s total compensation should be provided in the form of performance-based compensation.

•	Performance measures based on individual goals and objectives established by the Company’s Executive Compensation Committee of the Board of Trust Managers (for purposes of this section, the “Committee”) for the executive officers should reward executive officers for performance within the executive officers’ responsibilities that help us achieve operational targets and strategic milestones and that we believe are in the best interest of our shareholders.

•	Performance measures based on our financial performance should reward executive officers for increases in shareholder value as well as for achieving business goals that influence shareholder value over time.
The Committee determines the compensation for the Company’s executive officers and administers the stock incentive and other compensation plans that the Company and the Operating Partnership adopt. The Committee also makes recommendations to the Board of Trust Managers, when it acts for the Company as the sole stockholder of the General Partner, regarding certain compensation decisions of the sole director of the General Partner with respect to the compensation of the executive officers of the General Partner. The Committee consists of Paul E. Rowsey, III, Chairman, Anthony M. Frank and Terry N. Worrell, all of whom are “independent,” as that term is defined in the NYSE listing standards.
Executive Compensation Policies
     Accounting and Tax Considerations. We select and implement the elements of compensation for their ability to help us achieve our compensation goals and not based on any unique or preferential financial accounting and tax treatment. However, when awarding compensation, the Committee is mindful of the level of funds from operations (“FFO”) per share dilution that will be caused as a result of the compensation expense related to the Committee’s actions. In addition, Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes. While we have not adopted a policy requiring that all compensation be deductible and expect that we may pay compensation that is not deductible when necessary to achieve our compensation objectives, we seek to qualify executive compensation for deductibility for purposes of Section 162(m) to the extent that such policy is consistent with our overall objectives and compensation decisions.
     Stock Ownership Guidelines. Although we have not adopted any stock ownership guidelines, we believe that our compensation of executive officers and trust managers, which has recently included the use of restricted Unit awards, results in a significant alignment of interest between these individuals and our shareholders.
     Timing of Equity Awards. The Committee is responsible for all grants of equity awards to our executive officers. We have determined that, for corporate and accounting measurement purposes, the date of grant of any equity award shall be the date of the Committee meeting approving such award or such later specified date. In addition, all awards shall be issued at fair market value on the date of grant, which means the closing market price on the New York Stock Exchange of a share of our common stock on the effective date of grant.
     Recoupment of Incentive Compensation. We do not have a policy with regard to the adjustment or recovery of awards or payments if the relevant performance measures upon which they were based are restated or otherwise adjusted in a manner that would have resulted in a reduction in the size of the award or payment. However, if our financial results are restated due to fraud or intentional misconduct, we will review any performance-based awards paid to executive officers who are found to be personally responsible for the fraud or intentional misconduct that caused the need for the restatement and may seek legal action to recoup such amounts paid in excess of the amounts that would have been paid based on the restated financial results.
Compensation Components
     The principal components of our current compensation programs are:
•	Base salary,

•	Short-term non-equity incentive compensation in the form of annual cash awards under our Annual Incentive Plan (the “Bonus Plan”) for all executive officers (other than the Chief Executive Officer);

•	Short-term non-equity incentive compensation in the form of annual cash awards to the Chief Executive Officer;

•	Long-term equity incentive compensation in the form of restricted units of limited partnership interest in the Operating Partnership (“Units”) awarded under the 2004 Crescent Real Estate Equities Partnership Long Term Incentive Plan (the “LTI Plan”) and the 2005 Crescent Real Estate Equities Limited Partnership Long Term Incentive Plan (the “Performance Plan”); and

•	Benefits and other perquisites.
Base Salary
     Base salary is intended to provide executive officers with a base level of compensation that is competitive with base salaries awarded by comparable REITs. In reviewing the base salaries for each executive officer, the Committee uses an evaluation process that considers the executive officer’s position, level, scope of responsibility and performance. The Committee also considers other factors, including business conditions in the real estate industry as well as compensation levels for similar positions in the Dallas-Fort Worth area. As a result of such review, in February 2006, the Committee elected to keep unchanged the annual base salaries of its “named executive officers” (as defined under “ — Summary Compensation Table” below) for 2006.
Short-Term Non-Equity Incentive Compensation (Bonus Plan Awards and CEO Awards)
     Bonus Plan. We provide annual awards under our Bonus Plan to all officers except our Chief Executive Officer. Under the Bonus Plan, at the beginning of each year, the Compensation Committee of the General Partner designates:
•	the positions covered by the Bonus Plan,

•	the varying levels of bonus that the individual holding each position is eligible to earn for the year, and

•	the levels of performance necessary to earn each level of bonus, as measured in three components.

     The first performance component, the Corporate component, measures our achievement of thresholds relating to (i) total return to the Company’s shareholders as compared to total return to shareholders of REITs in the NAREIT All Equity REIT Index and (ii) the operating performance of the Company for the year as measured by the Company’s funds from operations (FFO) available to common shareholders — diluted, per share, as adjusted, prior to any charge with respect to payments or accruals for bonuses for 2006. Our calculation of FFO available to common shareholders — diluted, per share, as adjusted is explained in detail under “Funds from Operations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report of our Form 10-K for the year ended December 31, 2006. The Committee believes the use of a total shareholder return relative performance metric is an appropriate measure to gauge our performance to those of comparable REITs. In addition, the Committee believes FFO is an appropriate measure of our operating performance as it is generally considered by industry analysts and investors to be the most appropriate measure of performance of real estate companies. The Committee uses FFO available to common shareholders — diluted, per share, as adjusted as a performance metric because management utilizes it in making operating decisions and assessing our performance. The higher of the total return or FFO threshold shall be determinate. Most Bonus Plan participants’ award levels are also determined based on a second component, the Functional Unit component, which measures functional unit performance. This component is disregarded for those participants who are not part of a “functional unit” of the Company for Bonus Plan purposes, including our President and Chief Operating Officer. A third component, the Individual component, measures the individual performance of each Bonus Plan participant. The Committee determines individual performance for the eligible named executive officers after receiving recommendations from Mr. Goff.
     For 2006, the Committee established the following weighting of the three performance components for our eligible named executive officers.

Name	Corporate	Functional Unit	Individual
Jerry R. Crenshaw, Jr.	50%	35%	15%
Dennis H. Alberts	50%	—	50%
Jane E. Mody	50%	35%	15%
John L. Zogg, Jr.	30%	55%	15%
     For 2006, the threshold, target and maximum performance levels for the Corporate component were set at 50%, 75% and 100%, respectively. The bonus amounts for performance between each performance level for the Corporate component are interpolated. The executive officers’ Functional Unit and Individual performance goals include criteria unique to their specific responsibilities. While the Committee evaluates an executive officer’s entitlement to an annual bonus amount based on each executive officer’s attainment of his or her individual goals, the annual amount of bonus to be paid is within the discretion of the Committee. For 2006, the Committee established the following potential Bonus Plan award levels for our eligible named executive officers:

Bonus Potential as a
Percentage of
Name	Base Salary
Jerry R. Crenshaw, Jr.	110%
Dennis H. Alberts	150%
Jane E. Mody	110%
John L. Zogg, Jr.	110%
     In February 2007, the Committee met to review and approve bonus payments for fiscal year 2006 under the Bonus Plan. The Committee determined that:
•	the threshold performance level for the Corporate component was not achieved;

•	the functional unit component was achieved in full for each eligible named executive officer; and

•	the individual component was achieved in full for each eligible named executive officer, other than Mr. Alberts.
     Compensation provided under the Bonus Plan is reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table following this discussion.

     CEO Awards. At the discretion of the Committee, the Chief Executive Officer is also eligible for short-term non-equity incentive compensation awards in the form of cash bonuses. After reviewing the Company’s financial performance against industry performance and the positioning of the Company’s assets and business, the Company elected not to award a cash bonus to Mr. Goff for 2006.
Long-Term Equity Incentive Compensation (Equity Incentive Plans)
     Historically, the Company’s equity incentive awards for its executive officers consisted of (i) restricted stock grants under the 1995 Plan, (ii) stock option grants under the 1995 Crescent Real Estate Equities Company Stock Incentive Plan, as amended, (iii) Unit option grants under the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended and (iv) restricted Units and Unit options granted pursuant to individual option agreements and the provisions of the partnership agreement for the Operating Partnership. These awards have historically vested based on the passage of time.
     Beginning in the second quarter of 2004, the Committee and the General Partner began an extensive analysis to design and implement a restructured long term incentive compensation program to support the Company’s continued implementation of its business strategy and to provide equity awards that reward our executives for the long-term performance of our common stock. The Committee concluded that long term incentives must focus on stock price and total shareholder return in order to provide incentives to drive significant and sustained growth in medium and long term shareholder value. The Committee also concluded that the incentives of management and the shareholders would be best aligned through the use of performance-based vesting targets, as opposed to traditional time-based vesting of long term incentive grants.
     The resulting equity incentive program created by the Company and the General Partner has two parts: (i) the 2004 Crescent Real Estate Equities Limited Partnership Long Term Incentive Plan (“LTI Plan”), which was adopted by the General Partner effective as of October 1, 2004, based upon the recommendation of the Committee; and (ii) the 2005 Crescent Real Estate Equities Limited Partnership Long Term Incentive Plan (“Performance Plan”), which was adopted by the General Partner effective as of May 16, 2005, based upon the recommendation of the Committee. The Committee elected to use awards of restricted Units instead of other equity awards, such as stock options, because, the Committee believes restricted Units are a better tool than options to reward performance and serve as a better retention device because of the ability to participate in dividend growth and equity ownership.
     Contemporaneously with the adoption of the Performance Plan, the Committee and the Compensation Committee of the General Partner determined that no additional awards of restricted stock or stock or Unit options would be made under the various then-existing plans of the Company and the General Partner, other than the scheduled formula grant of options to the independent trust managers in connection with the 2005 annual meeting of our stockholders. These reductions in capacity are expected to reduce the aggregate number of equity awards that would otherwise have been available to be issued pursuant to these plans by at least 2,600,000 Common Share equivalents, including options not yet granted under the plans and outstanding options that the Committee and the Compensation Committee of the General Partner believe could not reasonably be expected to be exercised prior to their expiration.
     LTI Plan. Initial grants under the LTI Plan totaled approximately 1,796,250 restricted Units (3,592,500 Common Share equivalents) and were made broadly to the officers of the General Partner, with the Chief Executive Officer and President and Chief Operating Officer receiving approximately 36% of this amount, the Managing Directors receiving approximately 34% of this amount and the other officers receiving 30%.
     Upon adoption of the LTI Plan, the Company required that participants in the LTI Plan relinquish issued and outstanding stock and/or unit options based on formulas established by the Compensation Committee of the General Partner for their particular positions. Pursuant to this requirement, an aggregate of 2,413,813 stock and Unit options, on a Common Share equivalent basis, were canceled.
     The LTI Plan provides for the issuance by the Operating Partnership of up to 1,802,500 restricted Units (3,605,000 Common Share equivalents) to officers of the General Partner. Restricted Units granted under the LTI Plan are eligible to vest in 20% increments when the average closing price of the Company’s Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $19.00, $20.00, $21.00, $22.50 and $24.00. On August 3, 2005 and November 25, 2005, the $19.00 and $20.00 target thresholds, respectively, were met and thus, 40% of the initial grant of restricted Units vested in 2005. On March 10, 2006, the $21.00 target threshold was met, and an additional 20% of the initial awards vested.

     The LTI Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for the Company. Any restricted Unit that is not vested on or prior to June 30, 2010 will be forfeited. Each vested restricted Unit will be exchangeable, subject to a six-month holding period following vesting, for cash equal to the value of two Common Shares based on the closing price of our Common Shares on the date of exchange, unless, prior to the date of the exchange, the Company requests and obtains shareholder approval authorizing it, in its discretion, to deliver instead two Common Shares in exchange for each such restricted Unit. Regular quarterly distributions accrue on unvested restricted Units and are payable upon vesting of the restricted Units.
     Performance Plan. The Performance Plan is designed to provide incentives primarily for the senior executives of the Company and the General Partner. The initial grant of 1,050,000 restricted Units (2,100,000 Common Share equivalents) under the Performance Plan in 2005 was made 48% to the Chief Executive Officer and Chief Operating Officer of the General Partner, 38% to the Managing Directors of the General Partner and 14% to the other officers of the General Partner.
     The Performance Plan provides for the issuance by the Operating Partnership of up to 1,275,000 restricted Units (2,550,000 Common Share equivalents). Restricted Units granted under the Performance Plan vest in 20% increments when the average closing price of the Company’s Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $21.00, $22.50, $24.00, $25.50, and $27.00. On March 10, 2006, the $21.00 target threshold was met, and correspondingly 20% of the initial awards vested.
     The Performance Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for the Company. Any restricted Unit that is not vested on or prior to June 30, 2010 will be forfeited. Each vested restricted Unit will be exchangeable, beginning on the second anniversary of the date of grant, and subject to a six-month holding period following vesting, for cash equal to the value of two Common Shares based on the closing price of the Common Shares on the date of exchange, unless, prior to the date of the exchange, the Company requests and obtains shareholder approval authorizing it, in its discretion, to deliver instead two Common Shares in exchange for each such restricted Unit. Regular quarterly distributions accrue on unvested restricted Units and are payable upon vesting of the restricted Units.
     In 2006, the Committee determined that the 2004 and 2005 grants under the LTI Plan and the Performance Plan continued to provide appropriate incentives to our executive officers. Therefore, no additional grants of long-term equity compensation were made under the LTI Plan or Performance Plan in 2006.
Benefits and Perquisites
     We provide benefits to our executive officers under the General Partner’s 401(k) Retirement and Savings Plan. We do not sponsor a defined benefit pension plan for our executive officers or any other employees. Executive officers of the General Partner are eligible to receive, on the same basis as other employees, employer matching contributions under the profit sharing plan that the General Partner established. This allows employees to save for their retirement on a tax-deferred basis through the Section 401(k) savings feature of the plan, with the Company-funded portion of these benefits based on matching the contributions of the executive officers.
     Our executive officers are also eligible to participate in the other employee benefit and welfare plans that the General Partner maintains on the same terms as non-executive personnel who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under such plans.
     We do not consider perquisites to be a principal component of our executive officers’ compensation. Costs attributed to the personal benefits described about for the named executive officers for the fiscal year ended December 31, 2006 are shown in the column entitled “Other Compensation” in the Summary Compensation Table below.
     We believe that our executive officer benefit and perquisite programs are reasonable and competitive with benefits and perquisites provided to executive officers of other REITs, and are necessary to sustain a fully competitive executive compensation program.

Summary Compensation Table
     The following table sets forth information concerning the compensation of our Chief Executive Officer, our former Chief Financial Officer and our other three most highly compensated executive officers who served as executive officers at fiscal year-end 2006 (the “named executive officers”):

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
					Option	Incentive Plan	Deferred
Name and Principal				Stock	Awards	Compensation	Compensation	All Other
Position	Year	Salary	Bonus	Awards (1)	(1)	(2)	Earnings	Compensation		Total
John C. Goff, Chief Executive Officer	2006	$900,000	—	$3,611,192	$782,160	—	—	$234,325	(5)	$5,527,677
Jerry R. Crenshaw, Jr., Former Managing Director and Chief Financial Officer (3)	2006	$365,000	—	$467,909	$45,330	$200,750	—	$19,829	(6)	$1,098,818
Dennis H. Alberts, President and Chief Operating Officer	2006	$500,000	—	$1,730,996	$285,236	—	—	$31,560	(7)	$2,547,792
Jane E. Mody, Managing Director and Chief Financial Officer (4)	2006	$385,000	—	$510,024	$78,216	$211,750	—	$39,908	(8)	$1,224,898
John L. Zogg, Jr., Managing Director, Asset Management	2006	$350,000	—	$478,415	$34,016	$269,500	—	$36,422	(9)	$1,168,353

(1)	Amounts in these columns represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“FAS 123R”), and thus include amounts from awards granted prior to 2006. Our calculations in accordance with FAS 123R were made with the assumptions and other criteria, as set forth in note 16 to our consolidated financial statements for the year ended December 31, 2006 set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Pursuant to our Bonus Plan, as described in greater detail under “Compensation Discussion and Analysis,” executive officers are eligible for non-equity incentive compensation in the form of incentive bonuses that are paid based upon achievement of corporate, functional unit and/or individual objectives. Bonuses under the Bonus Plan are accrued in the fiscal year earned and paid in the following fiscal year. The amounts identified in this column were paid in February 2007.

(3)	Resigned as an executive officer effective as of March 29, 2007.

(4)	Served as Managing Director, Capital Markets in fiscal year 2006.

(5)	Represents salary and benefits for personal accountant ($116,261) and executive assistant ($75,089), imputed income relating to family members accompanying Mr. Goff on trips on the Company airplane ($15,464), 401(k) matching contributions ($15,400) and club membership fees ($12,111).

(6)	Represents 401(k) matching contributions ($15,000) as well as dividends allocated to Mr. Crenshaw for DIUs that are treated as invested in the Company or specified public mutual funds made available to the holders by the General Partner, club membership fees and a stipend paid by the Company for financial planning services.

(7)	Represents 401(k) matching contributions ($15,400), club membership fees ($14,322), as well as personal use of Company airplane.

(8)	Represents dividends allocated to Ms. Mody for dividend incentive units (DIUs) ($17,291) that are treated as invested in the Company or specified public mutual funds made available to the holders by the General Partner, 401(k) matching contributions ($15,400) as well as club membership fees, a stipend paid by the Company for financial planning services and imputed income relating to family members accompanying Ms. Mody on trips on the Company airplane.

(9)	Represents club membership fees ($17,672), 401(k) matching contributions ($15,000) and a stipend paid by the Company for financial planning services.

Grants of Plan-Based Awards Table
     The following table sets forth information concerning grants of plan-based awards to the named executive officers during fiscal year 2006.

										All			Grant
										Other			Date
			Number							Stock	All Other		Fair
			of Non-							Awards:	Option		Value
			Equity	Estimated Future			Estimated Future			Number	Awards:	Exercise	of
			Incentive	Payments Under			Payouts Under			of	Number of	or Base	Stock
			Plan	Non-Equity Incentive			Equity Plan			Shares	Securities	Price of	and
			Units	Plan Awards			Incentive Awards			of Stock	Underlying	Option	Option
Name	Grant Date	Approval Date	Granted	Threshold	Target	Maximum (1)	Threshold	Target	Maximum	or Units	Options	Awards	Awards
John C. Goff
Jerry R. Crenshaw, Jr. (2)	2/17/06					$401,500
Dennis H. Alberts	2/17/06					$750,000
Jane E. Mody (3)	2/17/06					$423,500
John L. Zogg, Jr.	2/17/06					$385,000

(1)	This column represents the maximum amounts that could have been paid for fiscal year 2006 under our Bonus Plan. Under the Bonus Plan, only the Corporate component has threshold and target performance levels and thus, only the maximum bonus potential under the Bonus Plan for each named executive officer is included in the table. The amounts set forth under the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table represent the actual bonuses paid under the Bonus Plan in February 2007 for fiscal year 2006 performance. See “Compensation Discussion and Analysis” for a detailed description of the Bonus Plan.

(2)	Resigned as an executive officer effective as of March 29, 2007.

(3)	Served as Managing Director, Capital Markets in fiscal year 2006.
Outstanding Equity Awards Table
     The following table sets forth information concerning option or stock awards held by the named executive officers as of the end of fiscal year 2006:

	Option Awards					Stock Awards
			Equity					Equity		Equity
			Incentive					Incentive		Incentive Plan
			Plan					Plan		Awards:
	Number of	Number of	Awards:				Market	Awards:		Market or
	Securities	Securities	Number of			Number of	Value of	Number of		Payout Value
	Underlying	Underlying	Securities			Shares of	Shares of	Unearned		of Unearned
	Unexercised	Unexercised	Underlying	Option	Option	Stock That	Stock That	Shares That		Shares That
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not		Have Not
Name	Exercisable (1)	Unexercisable (1)(2)	Options	Price	Date	Vested	Vested (3)	Vested		Vested (3)
John C. Goff	400,000	—		$15.8125	11/4/09	100,000 (2)	$1,975,000	312,000	(4)	$7,098,000
	200,000	—		$15.8125	11/4/09			480,000	(5)	$10,560,000
	442,858	—		$17.5100	2/18/12
	1,957,142	600,000		$17.5100	2/18/12
Jerry R. Crenshaw, Jr.(6)	165,000	—		$15.8125	11/4/09			60,000	(4)	$1,365,000
	160,000	13,865		$17.5100	2/18/12			80,000	(5)	$1,760,000
Dennis H. Alberts	120,000	—		$18.0625	4/16/10			200,000	(4)	$4,550,000
	83,400	—		$21.8400	3/4/11			320,000	(5)	$7,040,000
	400,000	100,000		$17.5100	2/18/12
Jane E. Mody (7)	240,000	60,000		$17.5100	2/18/12			66,000	(4)	$1,501,500
								80,000	(5)	$1,760,000
John L. Zogg, Jr.	75,000	—		$15.8125	11/4/09			60,000	(4)	$1,365,000
	130,468	—		$17.5100	2/18/12			80,000	(5)	$1,760,000

(1)	Includes Unit options and Common Share options. For Unit options, the number of securities shown in the column represents the number of Common Shares the Units to be received upon exercise of Unit options would be exchangeable into

(on the basis of two Common Shares for each Unit).

(2)	Option awards became exercisable and stock award vested on February 19, 2007.

(3)	Based on the closing price of the Common Shares on December 29, 2006 (the last trading day of the fiscal year) on the New York Stock Exchange of $19.75. Includes the value of all regular quarterly distributions that have accrued on unvested restricted Units that become payable upon vesting (assuming vesting as of December 31, 2006).

(4)	Granted effective December 1, 2004 under the LTI Plan and the partnership agreement of the Operating Partnership. Half of the restricted Units vest when the average closing price of the Company’s Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $22.50 and the remaining restricted Units vest when the average closing price of the Company’s Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $24.00. The Performance Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for the Company. Any restricted Unit that is not vested on or prior to June 30, 2010 will be forfeited. Each vested restricted Unit will be exchangeable for cash equal to the value of two Common Shares based on the closing price of the Common Shares on the date of exchange, and subject to a six-month holding period following vesting, unless, prior to the date of the exchange, the Company requests and obtains shareholder approval authorizing it, in its discretion, to deliver instead two Common Shares in exchange for each such restricted Unit. Regular quarterly distributions accrue on unvested restricted Units and are payable upon vesting of the restricted Units. The number of securities shown in the column represents the number of Common Shares the restricted Units would be exchangeable into if shareholder approval was obtained.

(5)	Granted effective May 16, 2005 under the Performance Plan. The restricted units vest in 25% increments when the average closing price of Crescent Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $22.50, $24.00, $25.50 and $27.00. The Performance Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for the Company. Any restricted Unit that is not vested on or prior to June 30, 2010 will be forfeited. Each vested restricted Unit will be exchangeable for cash equal to the value of two Common Shares based on the closing price of the Common Shares on the date of exchange, and subject to a six-month holding period following vesting, unless, prior to the date of the exchange, the Company requests and obtains shareholder approval authorizing it, in its discretion, to deliver instead two Common Shares in exchange for each such restricted Unit. Regular quarterly distributions accrue on unvested restricted Units and are payable upon vesting of the restricted Units. The number of securities shown in the column represents the number of Common Shares the restricted Units would be exchangeable into if shareholder approval was obtained.

(6)	Resigned as an executive officer effective as of March 29, 2007.

(7)	Served as Managing Director, Capital Markets in fiscal year 2006.
Option Exercises and Stock Vested Table
     The following table sets forth information concerning options exercised and vesting of stock awards to the named executive officers during fiscal year 2006:

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on Vesting	Value Realized on
Name	Exercise (1)	Exercise	(2)	Vesting (3)
John C. Goff	580,244	$1,101,013	276,000	$6,226,260
Jerry R. Crenshaw, Jr. (4)	—	—	50,000	$1,129,250
Dennis H. Alberts	—	—	180,000	$4,059,300
Jane E. Mody (5)	—	—	53,000	$1,197,905
John L. Zogg, Jr.	—	—	50,000	$1,129,250

(1)	The number of securities shown in the column represents the number of Common Shares the Units received upon exercise of Unit options were exchanged for (on the basis of two Common Shares for each Unit).

(2)	The number of securities shown in the column represents the number of Common Shares the Units received upon vesting of restricted Units granted under the LTI Plan and the Performance Plan are exchangeable into (on the basis of two Common

Shares for each Unit). However, each vested restricted Unit is currently exchangeable for cash equal to the value of two Common Shares based on the closing price of the Common Shares on the date of exchange, until such time, prior to the date of the exchange, the Company requests and obtains shareholder approval authorizing it, in its discretion, to deliver instead two Common Shares in exchange for each such restricted Unit.

(3)	Based on the closing price of the Common Shares on March 10, 2006 (the date of vesting) on the New York Stock Exchange of $21.01. Includes the value of all regular quarterly distributions that have accrued on unvested restricted Units that become payable upon vesting.

(4)	Resigned as an executive officer effective as of March 29, 2007.

(5)	Served as Managing Director, Capital Markets in fiscal year 2006.
Potential Payments Upon Termination or Change of Control
     The Company does not have employment or severance agreements with any of its named executive officers. Therefore, the Company does not have a predetermined termination or change of control cash compensation plan in place for any of its executive officers. However, the terms of certain of the Company’s equity incentive plans and related grant agreements with executive officers provide for acceleration of vesting of awards upon termination or a change of control.
     In addition, Mr. Crenshaw, who resigned as Managing Director and Chief Financial Officer of the Company and the General Partner effective March 29, 2007, continues to serve as an employee of the Company and is expected to serve as an employee through December 31, 2008. The terms of any severance arrangement with Mr. Crenshaw have yet to be determined. However, as an employee of the Company, Mr. Crenshaw will continue to have the vesting rights described below.
     LTI Plan and Performance Plan. All restricted Units granted under the LTI Plan and the Performance Plan shall immediately vest:
•	in the event of a “Company capital transaction” unless (A) there is a surviving entity and (B) the executive receives the right to require the surviving entity to exchange the Units for common equity of the surviving entity (or, at the surviving entity’s election, cash) (“exchange rights”) and any such equity shall have rights to distributions upon vesting and special tax loss allocations on expiration or forfeiture that are substantially the same as the rights of the Units (with appropriate adjustments to reflect the transaction); or

•	in the event of a “Partnership capital transaction” unless (A) there is a surviving entity and (B) the surviving entity provides or agrees to provide replacement Units that contains tax allocation, book-up and other provisions enabling the executive to have exchange rights, distributions upon vesting, and special tax loss allocations on expiration or forfeiture that are substantially the same terms as the rights of the Units (with appropriate adjustments to reflect the transaction).
In addition, upon vesting, all regular quarterly distributions that have accrued on unvested restricted Units shall become payable.
     A Company capital transaction and Partnership capital transaction of the type referred to in the bullets above is referred to as a “Vesting Change of Control Event.”
     For purposes of these plans, a “Company capital transaction” occurs when the Company enters into, or the shareholders of the Company approve the Company’s entry into,
•	an agreement to merge, consolidate or otherwise combine with or into or be acquired by another person, regardless of whether the Company is the surviving entity, or sell all or substantially all of its assets,

•	any plan or proposal for the reclassification, recapitalization or exchange of outstanding Common Shares, or

•	any plan or proposal for the liquidation or dissolution of the Company.
     For purposes of these plans, a “Partnership capital transaction” occurs when the Operating Partnership enters into, or the partners of the Operating Partnership approve the Operating Partnership’s entry into

•	an agreement to merge, consolidate or otherwise combine with or into or be acquired by another person, regardless of whether the Operating Partnership is the surviving entity, or sell all or substantially all of its assets, or

•	any plan or proposal for the liquidation or dissolution of the Operating Partnership.
     Although an executive who is no longer an officer or employee of the General Partner shall have no further rights under any unvested restricted Units, the executive shall not be treated as having terminated employment with the General Partner for this purpose if such termination occurs upon or within twelve (12) months following a “change in control,” “change in management,” Company capital transaction, or Partnership capital transaction (each of which is also not a Vesting Change of Control Event and is referred to as a “Non-Vesting Change of Control Event”), and is without “just cause” and either (i) involuntary on the part of executive or (ii) voluntary on the part of executive but with Good Reason; provided that no Company capital transaction or Partnership capital transaction shall be deemed to have occurred for this purpose on account of any agreement of merger or other reorganization when the shareholders of the Company immediately before the consummation of the transaction will own at least fifty percent (50%) of the total combined voting power of all classes of stock entitled to vote of the surviving entity immediately after the consummation of the transaction.
     For purposes of these plans, the term “change in control” refers to the acquisition of 15% or more of the voting securities of the Company by any person or by persons acting as a group within the meaning of Section 13(d)(3) of the Exchange Act (other than an acquisition by (i) a person or group meeting the requirements of clauses (i) and (ii) of Rule 13d-1(b)(1) promulgated under the Exchange Act, or (ii) any employee pension benefit plan (within the meaning of Section 3(2) of ERISA) of the Company or of its subsidiaries, including a trust established pursuant to such plan); provided that no change in control or threatened change in control will be deemed to have occurred
•	if prior to the acquisition of, or offer to acquire, 15% or more of the voting securities of the Company, the full Board has adopted by not less than two-thirds vote a resolution specifically approving such acquisition or offer; or

•	from (A) a transfer of the Company’s voting securities by Richard E. Rainwater (“Rainwater”) to (i) a member of Rainwater’s immediate family (within the meaning of Rule 16a-1(e) of the Exchange Act) either during Rainwater’s lifetime or by will or the laws of descent and distribution; (ii) any trust as to which Rainwater or a member (or members) of his immediate family (within the meaning of Rule 16a-1(e) of the Exchange Act) is the beneficiary; (iii) any trust as to which Rainwater is the settlor with sole power to revoke; (iv) any entity over which Rainwater has the power, directly or indirectly, to direct or cause the direction of the management and policies of the entity, whether through the ownership of voting securities, by contract or otherwise; or (v) any charitable trust, foundation or corporation under Section 501(c)(3) of the Code that is funded by Rainwater, or any corporation or other entity all the voting securities of which are owned by such a charitable trust, foundation or corporation; or (B) the acquisition of voting securities of the Company by either (i) Rainwater or (ii) a person, trust or other entity described in the foregoing clauses (A)(i)-(v) of this subsection.
Whether a change in control is threatened will be determined solely by the General Partner.
     For purposes of the plans, the term “change in management” shall be deemed to occur upon the replacement of a majority of the members of the Board of Trust Managers over any consecutive 24-month period, unless a majority of the members of the Board of Trust Managers at the end of such 24-month period consists of trust managers who either also ere serving as trust managers at the beginning of the 24-month period or whose election or nomination to the Board of Trust Managers was previously approved by a majority of such trust managers then still in office.
For purposes of the plans, the term “just cause” means
•	an act or acts of or at the direction of the executive involving a felony, fraud, willful misconduct, commission of any act that causes or reasonably may be expected to cause substantial injury to the Operating Partnership, the General Partner or the Company,

•	commission of any act that is against the material best interests of the Operating Partnership, the General Partner or the Company,

•	any uncured breach of any of executive’s material duties under any written employment or other personal services contract with the Operating Partnership or its affiliates, or

•	any uncured breach of any material provision of any written non-competition agreement between the Operating Partnership or any of its affiliates and the executive.
     The amount of compensation payable to each named executive officer under the LTI Plan and the Performance Plan upon any Vesting Change of Control Event is shown below. All estimates are based on an assumed Vesting Change of Control Event date of December 31, 2006. The actual payments due on terminations occurring on different dates could materially differ from the estimates in the table.
Value Realized Under LTI Plan and Performance Plan Upon Vesting Change of Control Event

Name	Total (1)

John C. Goff	$17,658,000
Jerry R. Crenshaw, Jr.	$3,125,000
Dennis H. Alberts	$11,590,000
Jane E. Mody	$3,261,500
John L. Zogg, Jr.	$3,125,000

(1)	Each vested restricted Unit will be exchangeable for cash equal to the value of two Common Shares based on the closing price of the Common Shares on the date of exchange, and subject to a six-month holding period following vesting, unless, prior to the date of the exchange, the Company requests and obtains shareholder approval authorizing it, in its discretion, to deliver instead two Common Shares in exchange for each such restricted Unit. Based on the closing price of the Common Shares on December 29, 2006 (the last trading day of the fiscal year) on the New York Stock Exchange of $19.75. Includes the value of all regular quarterly distributions that have accrued on unvested restricted Units that become payable upon vesting.
     2002 Unit Options Agreements. Under these agreements, the vesting of Unit options is accelerated if the Company or its shareholders enter into an agreement to dispose of all or substantially all of the assets of the Company by means of a sale, merger or other reorganization, liquidation or otherwise in a transaction in which the Company is not the surviving corporation; provided, however, that vesting will not occur on account of any agreement of merger or other reorganization when the shareholders of the Company immediately before the consummation of the transaction will own at least fifty percent of the total combined voting power of all classes of stock entitled to vote of the surviving entity immediately after the consummation of the transaction. In addition, vesting will not occur if the transaction contemplated in the agreement is a merger or reorganization in which the Company will survive. A transaction of the type referred to above is referred to as a “Vesting Change of Control Event.”
     In addition, the Unit options shall become fully vested in the event of the voluntary resignation by the executive from employment with the Operating Partnership, the General Partner and the Company, for “good reason” within 24 months following a “change in control” (which is also not a Vesting Change of Control Event and is referred to as a “Non-Vesting Change of Control Event”) or the termination of the executive’s employment with the Operating Partnership, the General Partner and the Company, without “just cause.”
     For purposes of these agreements, the term “good reason” means
•	a reduction in the amount of executive’s aggregate cash compensation (including base salary and any bonus) payable within any twelve-month period following a change in control below the amount of such aggregate cash compensation paid to, or accrued by the General Partner with respect to, the executive in the twelve-month period immediately preceding the change in control;

•	the assignment of executive to any employment status other than a position reasonably equivalent to the position the executive held by the executive immediately before the change in control and having duties comparable to those exercised by the executive immediately before the change in control, or

•	a geographical relocation or attempted relocation of the executive to an office more than fifty (50) miles distant from Fort Worth, Texas, without the executive’s consent.

     For purposes of these agreements, the term “change in control” refers to the acquisition of 15% or more of the voting securities of the Company by any person or by persons acting as a group within the meaning of Section 13(d)(3) of the Exchange Act (other than an acquisition by (i) a person or group meeting the requirements of clauses (i) and (ii) of Rule 13d-1(b)(1) promulgated under the Exchange Act, or (ii) any employee pension benefit plan (within the meaning of Section 3(2) of ERISA) of the Company or of its subsidiaries, including a trust established pursuant to such plan); provided that no change in control or threatened change in control will be deemed to have occurred
•	if prior to the acquisition of, or offer to acquire, 15% or more of the voting securities of the Company, the full Board has adopted by not less than two-thirds vote a resolution specifically approving such acquisition or offer; or

•	from (A) a transfer of the Company’s voting securities by Rainwater to (i) a member of Rainwater’s immediate family (within the meaning of Rule 16a-1(e) of the Exchange Act) either during Rainwater’s lifetime or by will or the laws of descent and distribution; (ii) any trust as to which Rainwater or a member (or members) of his immediate family (within the meaning of Rule 16a-1(e) of the Exchange Act) is the beneficiary; (iii) any trust as to which Rainwater is the settlor with sole power to revoke; (iv) any entity over which Rainwater has the power, directly or indirectly, to direct or cause the direction of the management and policies of the entity, whether through the ownership of voting securities, by contract or otherwise; or (v) any charitable trust, foundation or corporation under Section 501(c)(3) of the Code that is funded by Rainwater, or any corporation or other entity all the voting securities of which are owned by such a charitable trust, foundation or corporation; or (B) the acquisition of voting securities of the Company by either (i) Rainwater or (ii) a person, trust or other entity described in the foregoing clauses (A)(i)-(v).
Whether a change in control is threatened will be determined solely by the General Partner.
     For purposes of these agreements, “just cause” means
•	an act, acts or omission involving a felony, fraud, willful misconduct, or gross negligence,

•	commission of any act that causes or reasonably might be expected to cause substantial injury to the Operating Partnership or the General Partner or is against the material best interests of the Operating Partnership of the General Partner, or

•	an uncured breach of any material provision of any noncompetition agreement to which the executive is a party.
     The amount of compensation payable to each named executive officer under the 2002 Unit Option Agreements upon (i) any Vesting Change of Control Event, (ii) termination for good reason following a Non-Vesting Change of Control Event or (iii) termination without just cause. All estimates are based on an assumed Vesting Change of Control Event date or termination date, as applicable, of December 31, 2006. The actual payments due on terminations occurring on different dates could materially differ from the estimates in the table.
Value Realized under 2002 Unit Option Agreements Upon Vesting Change of Control Event, Termination for Good Reason
Within 24 Months of Non-Vesting Change of Control Event or Without Just Cause

Name	Total (1)

John C. Goff	$1,344,000
Jerry R. Crenshaw, Jr.	$31,058
Dennis H. Alberts	$224,000
Jane E. Mody	$134,400

(1)	The Unit options became exercisable on February 19, 2007. Units issued upon exercise of options issued under the 2002 Unit Option Agreements are exchangeable for cash equal to the value of two Common Shares based on the closing price of the Common Shares on the date of exchange, unless, prior to the date of the exchange, the Company requests and obtains shareholder approval authorizing it, in its discretion, to deliver instead two Common Shares in exchange for each such restricted Unit. Based on the closing price of the Common Shares on December 29, 2006 (the last trading day of the fiscal year) on the New York Stock Exchange of $19.75.

     1995 Stock Incentive Plan and Goff Restricted Share Agreement. Under this plan, all restrictions on restricted Common Shares shall lapse if the Company or its shareholders enter into an agreement to dispose of all or substantially all of the assets of the Company by means of a sale, merger or other reorganization, liquidation or otherwise in a transaction in which the Company is not the surviving corporation; provided, however, that the restrictions will not lapse on account of any agreement of merger or other reorganization when the shareholders of the Company immediately before the consummation of the transaction will own at least fifty percent of the total combined voting power of all classes of stock entitled to vote of the surviving entity immediately after the consummation of the transaction. In addition, restrictions will not lapse if the transaction contemplated in the agreement is a merger or reorganization in which the Company will survive. A transaction of the type referred to above is referred to as a “Vesting Change of Control Event.”
     In addition, all restrictions on restricted Common Shares shall lapse in the event of a change in control or threatened change in control of the Company.
     For purposes of this plan, the term “change in control” refers to the acquisition of 15% or more of the voting securities of the Company by any person or by persons acting as a group within the meaning of Section 13(d)(3) of the Exchange Act (other than an acquisition by (i) a person or group meeting the requirements of clauses (i) and (ii) of Rule 13d-1(b)(1) promulgated under the Exchange Act, or (ii) any employee pension benefit plan (within the meaning of Section 3(2) of ERISA) of the Company or of its subsidiaries, including a trust established pursuant to such plan); provided that no change in control or threatened change in control will be deemed to have occurred
•	if prior to the acquisition of, or offer to acquire, 15% or more of the voting securities of the Company, the full Board has adopted by not less than two-thirds vote a resolution specifically approving such acquisition or offer; or

•	from (A) a transfer of the Company’s voting securities by Rainwater to (i) a member of Rainwater’s immediate family (within the meaning of Rule 16a-1(e) of the Exchange Act) either during Rainwater’s lifetime or by will or the laws of descent and distribution; (ii) any trust as to which Rainwater or a member (or members) of his immediate family (within the meaning of Rule 16a-1(e) of the Exchange Act) is the beneficiary; (iii) any trust as to which Rainwater is the settlor with sole power to revoke; (iv) any entity over which Rainwater has the power, directly or indirectly, to direct or cause the direction of the management and policies of the entity, whether through the ownership of voting securities, by contract or otherwise; or (v) any charitable trust, foundation or corporation under Section 501(c)(3) of the Code that is funded by Rainwater, or any corporation or other entity all the voting securities of which are owned by such a charitable trust, foundation or corporation; or (B) the acquisition of voting securities of the Company by either (i) Rainwater or (ii) a person, trust or other entity described in the foregoing clauses (A)(i)-(v) of this subsection.
Whether a change in control is threatened will be determined solely by the Compensation Committee.
     Pursuant to the terms of a restricted share agreement dated as of February 19, 2002, restrictions on certain restricted Common Shares issued to Mr. Goff under the agreement lapse upon (i) the voluntary resignation by Mr. Goff from employment for “good reason” within 24 months following a “change in control” (which is also not a Vesting Change of Control Event and is referred to as a “Non-Vesting Change of Control Event”) or (ii) the termination of Mr. Goff’s employment without “just cause” (as such terms are defined under “ — 2002 Unit Option Agreements” above).
     Based on (i) an assumed Vesting Change of Control Event date or termination date, as applicable, of December 31, 2006 and (ii) the closing price of the Common Shares on December 29, 2006 (the last trading day of the fiscal year) on the New York Stock Exchange of $19.75, upon (i) any Vesting Change of Control Event, (ii) termination for good reason following a Non-Vesting Change of Control Event or (iii) termination without just cause, Mr. Goff would be entitled to receive $1,975,000 upon the lapse of restrictions on restricted Common Shares held by him as of such date. The restricted Common Shares held by Mr. Goff as of December 31, 2006 vested on February 19, 2007.
Agreements Not to Compete
     We are dependent on the services of Richard E. Rainwater and John C. Goff. Neither Mr. Rainwater, who serves as Chairman of the Board of Trust Managers, nor Mr. Goff, who serves as Chief Executive Officer, has an employment agreement with us and, therefore, they are not obligated to remain with us for any specified term. In connection with the initial public offering of the Common Shares in May 1994, each of Messrs. Rainwater and Goff entered into a Noncompetition Agreement with us that restricts him from engaging in certain real estate-related activities during specified periods of time.

     The restrictions that Mr. Rainwater’s Noncompetition Agreement imposes will terminate one year after the later to occur of (i) the date on which Mr. Rainwater ceases to serve as one of our trust managers, and (ii) the date on which Mr. Rainwater’s beneficial ownership of the Company (including Common Shares and Units) first represents less than a 2.5% ownership interest in the Company. The restrictions that Mr. Goff’s Noncompetition Agreement imposes will terminate one year after Mr. Goff first ceases to be one of our trust managers or executive officers. The Noncompetition Agreements do not, among other things, prohibit Messrs. Rainwater and Goff from engaging in certain activities in which they were engaged at the time of our formation in 1994 or from making certain passive real estate investments.
Trust Manager Compensation
     The Company compensates trust managers (other than Mr. Rainwater and trust managers who serve as employees of the Company) for the service as members of the Board of Trust Managers. The following table shows the compensation paid to our non-employee trust managers during fiscal year 2006:

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned			Incentive Plan	Compensation	All Other
Name	in Cash (1)	Stock Awards	Option Awards (2)	Compensation	Earnings	Compensation	Total
Richard E. Rainwater	—	—	—	—	—	—	—
Anthony M. Frank	$133,000	—	$39,333	—	—	—	$172,333
William F. Quinn	$138,000	—	$15,990	—	—	—	$153,990
Paul E. Rowsey, III	$152,500	—	$15,990	—	—	—	$168,490
Robert W. Stallings	$119,500	—	$13,043	—	—	—	$132,543
Terry N. Worrell	$142,000	—	$13,043	—	—	—	$155,043

(1)	Excludes fees earned by Messrs. Frank, Quinn, Rowsey and Worrell for 2006 service on the Special Committee of the Board of Trust Managers formed in July 2006, as described in greater detail below, because the Board of Trust Managers has not yet determined the amount of fees for such service.

(2)	Amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006 in accordance with FAS 123R, and thus include amounts from awards granted prior to 2006. Our calculations in accordance with FAS 123R were made with the assumptions and other criteria, as set forth in note 16 to our consolidated financial statements for the year ended December 31, 2006 set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
     For fiscal 2006, the following describes the monetary compensation for each non-employee Trust Manager, including for service as a Chair or member on a Committee of the Board of Trust Managers:

Amount
Annual Retainers
Board of Trust Managers	$100,000
Audit Committee Chair	10,000
Executive Compensation Committee Chair	5,000
Governance Committee Chair	5,000

Meeting Fees
Audit Committee Chair	2,000
Special Litigation Committee Chair (for meetings on or after July 27, 2006)	2,000
Special Litigation Committee Chair (for meetings before July 27, 2006)	1,500
Executive Compensation Committee Chair	1,500
Governance Committee Chair	1,500
Audit Committee Member	1,500
Special Litigation Committee Member (for meetings on or after July 27, 2006)	1,500
Special Litigation Committee Member (for meetings before July 27, 2006)	1,000

Amount
Executive Compensation Committee Member	1,000
Governance Committee Member	1,000
     In 2005, the Board of Trust Managers formed a Special Litigation Committee to assist in connection with certain litigation matters. The Special Litigation Committee consists of Messrs. Frank, Quinn, Rowsey and Worrell. Mr. Quinn served as chairman of the Special Litigation Committee. In July 2006, the Board of Trust Managers determined the Special Litigation Committee Chair will be paid a one-time $20,000 fee and each Special Litigation Committee member will receive a one-time $15,000 fee. This fee was earned in 2006.
     In addition, in July 2006, the Board of Trust Managers formed a Special Committee to assist in the Company’s consideration of strategic alternatives. The Special Committee consists of Messrs. Frank, Quinn, Rowsey and Worrell. Mr. Rowsey served as chairman of the Special Committee. Upon conclusion of service on the Special Committee, it is expected that the Special Committee Chair and members will be paid a fee for such service as determined by the Board of Trust Managers.
     As of December 31, 2006, the non-employee trust managers held the following number of options to purchase Common Shares: Mr. Rainwater — 0, Mr. Frank — 123,200, Mr. Quinn — 126,000, Mr. Rowsey — 126,000, Mr. Stallings — 56,000 and Mr. Worrell — 56,000.
Committee Interlocks and Insider Participation
     None of the members of the Executive Compensation Committee have ever been one of our officers or employees. In addition, no executive officer of the Company serves on the board of directors of any company at which any member of the Executive Compensation Committee is employed. Mr. Frank has borrowed certain funds from us in connection with the exercise of Common Share options, as described in Item 13 below.
REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE
     The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we incorporated it by specific reference.
     We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Trust Managers that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
EXECUTIVE COMPENSATION COMMITTEE
Paul E. Rowsey, III (Chairman)
Anthony M. Frank
Terry N. Worrell

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table provides information about the securities authorized for issuance under the Company and the Operating Partnership’s equity compensation plans as of December 31, 2006:

Number of securities
	Number of		remaining available for
	securities to be		future issuance under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities to be
	outstanding	outstanding	issued upon exercise of
	options, warrants	options, warrants	outstanding options,
Plan category	and rights (2)	and rights	warrants and rights)
Equity compensation plans approved by security holders (1)	5,205,808	$19.40	0
Equity compensation plans not approved by security holders (3)	11,225,511	19.84	409,000
Total	16,431,319	19.70	409,000 (4)

(1)	Amount includes 4,562,950 Common Shares that may be issued following the exercise of Stock Options granted under the 1995 Crescent Real Estate Equities Company Stock Incentive Plan, as amended (the “1995 Plan”). Amount also includes 642,858 Common Shares that may be issued following (i) exercise of (the “Plan Unit Options”) granted under the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (the “Unit Plan”) to purchase Units on a one-for-one basis and (ii) the subsequent exchange of such Units for Common Shares on the basis of two Common Shares for each Unit (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange).

(2)	Excludes restricted Common Share grants and Common Shares issued to trust managers in lieu of board fees. No exercise price is required to be paid upon vesting of restricted shares.

(3)	Amount represents the number of Common Shares that may be issued following (i) exercise of options granted pursuant to the 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan and individual agreements to purchase Units and the subsequent exchange of such Units for Common Shares on the basis of two Common Shares for each Unit (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange) and (ii) vesting of restricted Units issued under the LTI Plan and the Performance Plan and (assuming the Company requests and obtains shareholder approval) the subsequent exchange of such Units for Common Shares on the basis of two Common Shares for each Unit (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange).

(4)	Amount represents securities remaining available for issuance under the LTI Plan and the Performance Plan. There are no such remaining securities under the 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan or the individual agreements described in footnote (3) above.
Share Ownership Table
     The following table sets forth the beneficial ownership of Common Shares for:
•	each shareholder who beneficially owns more than 5% of the Common Shares,

•	each trust manager,

•	our named executive officers, and

•	the trust managers and executive officers of the Company and the General Partner as a group.
     Unless otherwise indicated in the footnotes, the listed beneficial owners have sole voting and investment power over all Common Shares.(1)

	Number of
	Common Shares	Percent of
Name and Address of Beneficial Owner(2)	(3)(4)(5)(6)	Common Shares (7)
Richard E. Rainwater	16,621,283 (8)	14.5%
John C. Goff	4,842,099 (9)	4.6%

	Number of
	Common Shares		Percent of
Name and Address of Beneficial Owner(2)	(3)(4)(5)(6)		Common Shares (7)
Dennis H. Alberts	350,270		*
Anthony M. Frank	145,827		*
William F. Quinn	163,019		*
Paul E. Rowsey, III	141,427		*
Robert W. Stallings	96,500	(10)	*
Terry N. Worrell	89,200	(11)	*
Jerry R. Crenshaw, Jr.	300,166	(12)	*
Jane E. Mody	9,532	(13)	*
John L. Zogg, Jr.	220,635		*
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	6,324,758	(14)	6.5%
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	6,320,360	(15)	6.5%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	5,754,747	(16)	5.9%
Trust Managers and Executive Officers as a Group (16 persons)	23,759,466	(8)(9) (10)(11)(12)(13)	21.2%

*	Less than 1%

(1)	All information is as of April 25, 2007 (the “Record Date”), unless otherwise indicated. As of the Record Date, there were 102,821,311 Common Shares issued and outstanding. The number of Common Shares beneficially owned is reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Accordingly, the number of Common Shares a person beneficially owns includes:
•	the number of Common Shares that such person owns;

•	the number of Common Shares that such person has the right to acquire within 60 days of the Record Date upon the exercise of options (“Stock Options”) granted pursuant to the 1994 Plan or the 1995 Plan,

•	the number of Common Shares that may be issued within 60 days of the Record Date upon exchange of Units that such person owns for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange),

•	the number of Common Shares that may be issued within 60 days of the Record Date upon exercise of Plan Unit Options granted under the Unit Plan to purchase Units and the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange).

(2)	The address of each beneficial owner is 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

(3)	The number of Common Shares the following persons beneficially own includes the number of Common Shares indicated due to the ownership of unexercised Stock Options, as follows: John C. Goff — 400,000; Dennis H. Alberts — 203,400; Anthony M. Frank — 106,400; William F. Quinn — 109,200; Paul E. Rowsey, III — 109,200; Robert W. Stallings — 39,200; Terry N. Worrell — 39,200; Jerry R. Crenshaw, Jr. — 165,000; John L. Zogg, Jr. — 75,000; and Trust Managers and Executive Officers as a Group — 1,813,490.

(4)	The number of Common Shares the following persons beneficially own includes the number of Common Shares owned indirectly through participation in the General Partner’s 401(k) Plan as of March 31, 2007, as follows: John C. Goff — 19,801; Jerry R. Crenshaw, Jr. — 7,474; John L. Zogg — 88; and Trust Managers and Executive Officers as a Group — 52,307.

(5)	The number of Common Shares the following persons beneficially own includes the number of Common Shares that may be issued upon exchange of Units that such person owns, as follows: Richard E. Rainwater — 11,447,334; John C. Goff — 1,812,970; and Trust Managers and Executive Officers as a Group — 13,260,304.

(6)	The number of Common Shares the following persons beneficially own includes the number of Common Shares owned through participation in the General Partner’s Employee Stock Purchase Plan as of March 31,2007, as follows: John C. Goff — 2,415; John L. Zogg, Jr. — 647; and Trust Managers and Executive Officers as a Group — 3,998.

(7)	The percentage of Common Shares that a person listed in the Beneficial Ownership table beneficially owns assumes that (i) as to that person, all Units are exchanged for Common Shares, all Stock Options exercisable within 60 days of the Record Date are exercised and all Plan Unit Options exercisable within 60 days of the Record Date are exercised and the Units so acquired are subsequently exchanged for Common Shares, and (ii) as to all other persons, no Units are exchanged for Common Shares, no Series A Preferred Shares are converted into Common Shares, and no Stock Options or Plan Unit Options are exercised.

(8)	The number of Common Shares that Mr. Rainwater beneficially owns includes 744,704 Common Shares that Darla Moore, Mr. Rainwater’s spouse, beneficially owns and 519,610 Common Shares that may be issued upon exchange of Units that Ms. Moore beneficially owns. Mr. Rainwater disclaims beneficial ownership of these Common Shares. In addition, the number of Common Shares that Mr. Rainwater beneficially owns includes 3,608,238 Common Shares that Mr. Rainwater owns indirectly and 6,320,468 Common Shares that may be issued upon exchange of Units that Mr. Rainwater owns indirectly, including (i) 12,525 Common Shares owned by Rainwater, Inc., a Texas corporation, of which Mr.

Rainwater is a director and the sole owner, and 49,506 Common Shares that may be issued upon exchange of Units owned by Rainwater, Inc., (ii) 10,586 Common Shares owned by Office Towers LLC, a Nevada limited liability company, of which Mr. Rainwater and Rainwater, Inc. own an aggregate 100% interest, and 6,270,962 Common Shares that may be issued upon exchange of Units owned by Office Towers LLC, (iii) 2,935,127 Common Shares owned by the Richard E. Rainwater 1995 Charitable Remainder Unitrust No. 1, of which Mr. Rainwater is the settlor and has the power to remove the trustee and designate a successor, including himself, and (iv) 650,000 Common Shares owned by the Richard E. Rainwater Charitable Remainder Unitrust No. 3, of which Mr. Rainwater is the settlor and has the power to remove the trustee and designate a successor, including himself.

(9)	The number of Common Shares that Mr. Goff beneficially owns includes (i) 152,560 Common Shares that may be issued upon exchange of Units that Goff Family, L.P., a Delaware limited partnership, owns, and (ii) 642,858 Common Shares that may be issued upon exchange of Units due to the vesting of Plan Unit Options. Mr. Goff disclaims beneficial ownership of the Common Shares that may be issued upon exchange of Units that Goff Family, L.P. owns in excess of his pecuniary interest in such Units.

(10)	The number of Common Shares that Mr. Stallings beneficially owns includes 13,500 Common Shares in an IRA account which is owned by Linda E. Stallings, Mr. Stallings’ spouse. Mr. Stallings disclaims beneficial ownership of such Common Shares.

(11)	The number of Common Shares that Mr. Worrell beneficially owns includes 50,000 Common Shares in a joint brokerage account of which Mr. Worrell and his spouse, Sharon Worrell, share voting and investment power.

(12)	Resigned effective as of March 29, 2007. The number of Common Shares that Mr. Crenshaw beneficially owns includes 8,092 Common Shares in joint brokerage account of which Mr. Crenshaw and his spouse, Lori Crenshaw, share voting and investment power.

(13)	Served as Managing Director, Capital Markets in fiscal year 2006. The number of Common Shares that Ms. Mody beneficially owns includes 9,532 Common Shares owned by the Mody Family Living Trust, of which Ms. Mody and her spouse Haji Mody are the trustees and beneficiaries.

(14)	BlackRock, Inc. (“Black Rock”) filed a Schedule 13G, as of February 14, 2007, reporting that BlackRock beneficially owns and has shared voting and dispositive power over 6,324,758 Common Shares. All information presented above relating to BlackRock is based solely on the Schedule 13G.

(15)	Capital Research and Management Company (“Capital Research”) filed a Schedule 13G, as of February 9, 2007, reporting that Capital Research beneficially owns and has sole voting over 1,400,000 Common Shares and sole dispositive power over 6,320,360 Common Shares. All information presented above relating to Capital Research is based solely on the Schedule 13G.

(16)	The Vanguard Group, Inc. (“Vanguard”) filed a Schedule 13G, as of February 14, 2006, reporting that Vanguard beneficially owns and has sole voting power over 135,972 Common Shares and shared dispositive power over 5,754,747 Common Shares. All information presented above relating to Vanguard is based solely on the Schedule 13G.
Item 13. Certain Relationships and Related Transactions, and Trust Manager Independence
Certain Relationships and Related Person Transactions
     For purposes of the following discussion, the term “Company” includes, unless the context otherwise requires, the Operating Partnership and the other subsidiaries of the Company and the Operating Partnership, in addition to the Company. Management believes that the transactions described below are on terms no less favorable than those that could have been obtained in comparable transactions with unaffiliated parties.
Loans to Trust Managers and Executive Officers for Exercise of Options and Plan Unit Options
     The following table presents information about loans to certain of our trust managers and executive officers to enable them to exercise Stock Options and Plan Unit Options to purchase Common Shares as of March 31, 2007. Each of these loans is a recourse loan to the trust manager or executive officer. The interest rate for each of the loans is 2.52% per year. Quarterly payments of interest are due to us during the term of each of the loans, with a final installment in the full original principal amount of the loan due at maturity on July 28, 2012. Except as described below, each loan is secured by a pledge of a number of Common Shares equal to the number of Common Shares purchased using the loan proceeds. As of March 31, 2007, no payments on the loans were due and unpaid.

				Number of
			Aggregate	Common Share
		Effective Dates	Amount	Equivalents
Name	Title	of Loan	of Loan	Purchased

Anthony M. Frank	Trust Manager	1996-1999	$398,889	26,200

John C. Goff (1)	Vice Chairman and Chief Executive Officer	1999	$26,272,631	1,588,060

				Number of
			Aggregate	Common Share
		Effective Dates	Amount	Equivalents
Name	Title	of Loan	of Loan	Purchased

David M. Dean	Managing Director, Law and Secretary	1999-2002	$2,538,777	147,300

Theresa E. Black (2)	Vice President, Tax	1999-2002	$524,857	33,000

Jerry R. Crenshaw, Jr.	Former Managing Director and Chief Financial Officer	1999-2002	$1,875,237	118,800

John L. Zogg, Jr. (3)	Managing Director, Asset Management	2000-2001	$2,570,432	144,900

Dennis H. Alberts	President, Chief Operating Officer and Trust Manager	2001	$1,083,150	60,000

(1)	Mr. Goff’s loan is secured by 700,000 Common Shares and 1,500,000 Unit Options (3,000,000 Common Share equivalents) that Mr. Goff owns. Mr. Goff has assigned the dividends that he will receive on 300,000 of the 700,000 Common Shares to payment of future interest due on his loan. In addition, Mr. Goff is required to use 60% of the net proceeds from the sale of any of such 300,000 Common Shares or the 1,500,000 Units underlying the 1,500,000 Unit Options to pay down the amount of his loan.

(2)	Although Ms. Black is not an executive officer of the Company, she is the spouse of David M. Dean.

(3)	As a result of certain stock sales and principal repayments, the aggregate amount outstanding as of March 24, 2006 is $2,570,431. Mr. Zogg’s loans are currently secured by an aggregate of 144,900 Common Shares that Mr. Zogg owns.
DBL Holdings, Inc.
     Between June 1999 and December 2000, we contributed approximately $24.2 million to DBL Holdings, Inc. (“DBL”). The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly owned subsidiary of DBL, which committed to purchase an affiliated partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP (“G2”). G2 was formed for the purpose of investing principally in commercial mortgage backed securities and is managed and controlled by an entity (the “G2 General Partner”) that is owned equally by Goff-Moore Strategic Partners, L.P. (“GMSP”) and GMAC Commercial Mortgage Corporation. The G2 General Partner is entitled to an annual asset management fee. Additionally, the G2 General Partner has a 1% interest in profits and losses of G2 and, after payment of specified amounts to partners, a promoted interest based on payments to unaffiliated limited partners. As an affiliated limited partner, DBL-ABC, Inc.’s returns are not impacted by the G2 General Partner’s promoted interest. As of December 31, 2006, DBL-ABC, Inc. has received approximately $43.1 million of cumulative distributions on an initial investment of $24.2 million. The investment balance as of December 31, 2006, was approximately $1.8 million.
     The ownership structure of GMSP consists of an approximate 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, our Chairman of the Board of Trust Managers of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, our Vice-Chairman of the Board of Trust Managers and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.
Canyon Ranch
     On January 18, 2005, we contributed the Canyon Ranch Tucson destination resort property, our 50% interest and our preferred interest in CR Las Vegas, LLC and our 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, we received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, we sold the Canyon Ranch Lenox destination resort property to a subsidiary of CR Operating, LLC. The founders of Canyon Ranch sold their interest in CR License, L.L.C. to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.

     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, our Chairman of the Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of this period, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox destination resort properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which were used to pay down or defease debt related to our previous investment in the properties and to pay down our credit facility.
     In connection with this transaction, we have agreed to indemnify the founders regarding the tax treatment of this transaction, not to exceed $2.5 million, and other matters. We believe there is a remote likelihood that payment will ever be made related to these indemnities.
Related Person Transaction Approval Policies
     General. Our Code of Business Conduct provides that any transactions between employees, or entities in which an employee is an officer, director, or significant shareholder, should be approved in advance by the Governance Committee. Upon approval, these transactions should then be disclosed to the entire Board.
     According to our Corporate Governance Policy, all transactions in which the Company is a participant and in which any trust manager or executive officer — or any entity in which a trust manager or executive officer is an officer, director, or has an ownership interest — will have a direct or material interest should be approved in advance by the Governance Committee. Upon approval, these transactions should then be disclosed to the entire Board. Further, when the Company desires to enter into a transaction with a trust manager or executive officer, the senior management shall provide to the Governance Committee its views and reasoning on the necessity or desirability of such a transaction.
     In its review of these transactions, the Governance Committee may delegate its responsibility to other Company Committees to the extent that the other Committees are better qualified to review and evaluate the matters presented. The Governance Committee may also retain independent advisors to assist it in its evaluations and deliberations. The Governance Committee must consider and disclose to the Board any material relationships between these advisors and the Company, any trust manager, or any executive officer. Any interested trust manager should excuse himself or herself from and should not participate in such vote or any related discussion.
     The Governance Committee has the continuing authority and responsibility to review business arrangements or relationship the Governance Committee determines have the potential to be ongoing or repeating. In exercising this responsibility, the Governance Committee may designate one of its members to receive periodic updates and to make periodic determinations regarding such arrangements or relationships.
     Purchase of Company-Owned Real Estate Policy. We have a policy which allows employees to purchase our residential properties marketed and sold by our subsidiaries in the ordinary course of business. This policy requires the individual to purchase the property for personal use or investment and requires the property to be held for at least two years. In addition, this policy requires, among other things, that the prices paid by affiliates must be equivalent to the prices paid by unaffiliated third parties for similar properties in the same development and that the other terms and conditions of the transaction must be at least as beneficial to us as the terms and conditions with respect to the other properties in the same development.
Board of Trust Managers
     Corporate Governance. We are currently managed by an eight-member Board of Trust Managers. The Board has adopted a Corporate Governance Policy, which, along with the written charters for the Board committees described below, provides the framework for the Board’s governance of the Company. The Corporate Governance Policy is available in the investor relations section of our website at www.crescent.com and in print free of charge to any shareholder who requests it.
     Independence and Composition. Our Corporate Governance Policy and the rules and regulations of the New York Stock Exchange, which we refer to as the NYSE listing standards, each require that a majority of our Board of Trust Managers are “independent” trust managers, as that term is defined in the NYSE listing standards. The NYSE listing standards provide that a trust manager is considered independent only if the Board of Trust Managers affirmatively determines that the trust manager has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). In addition, the NYSE listing standard provide that:
•	A trust manager who is an employee, or whose immediate family member is an executive officer, of the Company is not independent until three years after the end of such employment relationship;

•	A trust manager who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from the Company, other than board and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not independent until three years after he or she ceases to receive more than $100,000 per year in such compensation;

•	A trust manager is not independent if (A) the director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor; (B) the trust manager is a current employee of such a firm; (C) the trust manager has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) the trust manager or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time;

•	A trust manager who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company’s present executives serve on that company’s compensation committee is not independent until three years after the end of such service or the employment relationship; and

•	A trust manager who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in a single fiscal year, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, is not independent until three years after falling below such threshold.
     The Board of Trust Managers, upon the recommendation of the Governance Committee, has determined that Messrs. Frank, Quinn, Rowsey, Stallings and Worrell, representing a majority of our Board of Trust Managers, are “independent” as that term is defined in the NYSE listing standards. The Board made its determination based on information furnished by all trust managers regarding their relationships with us and our affiliates and research conducted by management. In addition, the Board consulted with our outside counsel to ensure that the Board’s determination would be consistent with all relevant securities laws and regulations as well as the NYSE listing standards.
     In evaluating Mr. Stallings’ independence, the Board considered our and Mr. Goff’s relationship with GAINSCO, Inc., of which Mr. Stallings serves as executive Chairman of the Board and is the second largest beneficial shareholder. GAINSCO, Inc. is a tenant of one of our office properties. In addition, Mr. Goff (through his relationship with GMSP, is the largest beneficial shareholder of GAINSCO, Inc. and serves as a director of GAINSCO, Inc. The Board of Trust Managers also considered Mr. Stallings’ service as a director of Texas Capital Bancshares, Inc., which is the lender under a $10.5 million construction loan to us. Finally, the Board of Trust Managers considered previous business relationships between Mr. Goff and Mr. Stallings. The Board of Trust Managers has determined that such relationships are not material to Mr. Stallings, Mr. Goff, GAINSCO, Inc. or us from a financial perspective or otherwise. The total annual payments made to us under the GAINSCO, Inc. lease agreement constitute less than one-tenth of one percent (0.08%) of our annual gross revenues. Further, the Board believes that the terms of the GAINSCO, Inc. lease agreement and the interest rate under the Texas Capital loan represent market rates. The Board does not believe these relationships will affect Mr. Stallings’ ability to exercise independent judgment in carrying out his responsibilities as a member of the Board of Trust Managers.
     Committees. The Board of Trust Managers has three standing committees, the Audit Committee, the Executive Compensation Committee and the Governance Committee. The Board of Trust Managers has determined that all current members of each committee are “independent,” as that term is defined in the NYSE listing standards.
Item 14. Principal Accountant Fees and Services
     During fiscal years 2006 and 2005, we retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year 2006		Fiscal Year 2005
Audit Fees(1)	$639,600	(3)	$3,678,000
Audit Related Fees	0		0
Tax Fees (2)	947,325		675,775
All Other Fees	0		0

Total	$4,586,925		$4,353,775

(1)	Audit fees include the audit of our annual financial statements, review of our quarterly financial statements, audit of management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, comfort letters and work performed in connection with SEC offerings and other filings.

(2)	Tax fees include tax consultation and federal and state tax compliance.

(3)	Excludes fees associated with the year-end audit that are not yet finalized, and are expected to be approximately $200,000 to $300,000.
     Since Ernst & Young LLP was retained in 2002, the Audit Committee has approved in advance all fees paid to and services provided by Ernst & Young LLP. The Audit Committee has considered those services provided by Ernst & Young LLP for us not provided in conjunction with the audit and review of its financial statements and has determined that such services are compatible with maintaining the independence of Ernst & Young LLP.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30 th day of April, 2007.

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

1

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

2

EXHIBIT
NUMBER		DESCRIPTION OF EXHIBIT

10.12	*
Amendment dated as of November 5, 1999 to the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.13 to the 2000 10-K and incorporated herein by reference)

10.13	*	Crescent Real Estate Equities, Ltd. Dividend Incentive Unit Plan (filed as Exhibit No. 10.14 to the 2000 10-K and incorporated herein by reference)

10.14	*	Annual Incentive Compensation Plan for select Employees of Crescent Real Estate Equities, Ltd. (filed as Exhibit No. 10.15 to the 2000 10-K and incorporated herein by reference)

10.15		Form of Registration Rights, Look-Up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

10.16	*
Restricted Stock Agreement by and between Crescent Real Estate Equities Company and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.02 to the 1Q 2002 10-Q and incorporated herein by reference)

10.17	*
Unit Option Agreement Pursuant to the 1996 Plan by and between Crescent Real Estate Equities Limited Partnership and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

10.18	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.04 to the 1Q 2002 10-Q and incorporated herein by reference)

10.19	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Dennis H. Alberts, dated as of February 19, 2002 (filed as Exhibit No. 10.05 to the 1Q 2002 10-Q and incorporated herein by reference)

10.20	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Kenneth S. Moczulski, dated as of February 19, 2002 (filed as Exhibit No. 10.06 to the 1Q 2002 10-Q and incorporated herein by reference)

10.21	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and David M. Dean, dated as of February 19, 2002 (filed as Exhibit No. 10.07 to the 1Q 2002 10-Q and incorporated herein by reference)

10.22	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jane E. Mody, dated as of February 19, 2002 (filed as Exhibit No. 10.08 to the 1Q 2002 10-Q and incorporated herein by reference)

10.23	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jerry R. Crenshaw, Jr., dated as of February 19, 2002 (filed as Exhibit No. 10.09 to the 1Q 2002 10-Q and incorporated herein by reference)

10.24	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Jane B. Page, dated as of February 19, 2002 (filed as Exhibit No. 10.10 to the 1Q 2002 10-Q and incorporated herein by reference)

3

EXHIBIT
NUMBER		DESCRIPTION OF EXHIBIT

10.25	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and John L. Zogg, Jr., dated as of February 19, 2002 (filed as Exhibit No. 10.11 to the 1Q 2002 10-Q and incorporated herein by reference)

10.26	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnership and Dennis H. Alberts, dated as of March 5, 2001 (filed as Exhibit No. 10.12 to the 1Q 2002 10-Q and incorporated herein by reference)

10.27	*
Unit Option Agreement by and between Crescent Real Estate Equities Limited Partnerships and Paul R. Smith, dated as of May 16, 2005 (filed as Exhibit No. 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the 2Q 2005 10-Q) and incorporated herein by reference)

10.28	*
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

21.01		List of Subsidiaries (filed as Exhibit 21.01 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the 2006 10-K) and incorporated herein by reference)

23.01		Consent of Ernst & Young LLP (filed as Exhibit 23.01 to the 2006 10-K and incorporated herein by reference)

23.02		Consent of Deloitte & Touche LLP (filed as Exhibit 23.02 to the 2006 10-K and incorporated herein by reference)

31.01		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith) †

32.01		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith) †

4

† This exhibit is attached to the copy of this report available through our website at www.crescent.com and to the copy of this report available at the SEC’s website at www.sec.gov

5