Form 10-K/A
period 2006-12-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2007-05-02
CIK 918958

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

     This Amendment No. 2 to the Form 10-K of Crescent Real Estate Equities Company (the “Company”) for the year ended December 31, 2006 is amending the Company’s Form 10-K to correct certain typographical errors in Item 14. Principal Accountant Fees and Services of Part III of Amendment No. 1 to the Company’s Form 10-K filed on April 30, 2007.

Item 14. Principal Accountant Fees and Services
     During fiscal years 2006 and 2005, we retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year 2006		Fiscal Year 2005
Audit Fees(1)	$3,639,600	(3)	$3,678,000
Audit Related Fees	0		0
Tax Fees (2)	947,325		675,775
All Other Fees	0		0

Total	$4,586,925		$4,353,775

(1)	Audit fees include the audit of our annual financial statements, review of our quarterly financial statements, audit of management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, comfort letters and work performed in connection with SEC offerings and other filings.

(2)	Tax fees include tax consultation and federal and state tax compliance.

(3)	Excludes fees associated with the year-end audit that are not yet finalized, and are expected to be approximately $200,000 to $300,000.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1 st day of May, 2007.

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

† This exhibit is attached to the copy of this report available through our website at www.crescent.com and to the copy of this report available at the SEC’s website at www.sec.gov
* Management contract or compensatory plan or arrangement