Form 10-Q
period 2007-03-31
CRESCENT REAL ESTATE EQUITIES CO
filed 2007-05-09
CIK 918958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR QUARTER ENDED March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Number of shares outstanding of each of the registrant’s classes of preferred and common shares, as of May 1, 2007:

Series A Convertible Redeemable Cumulative Preferred Shares, par value $0.01 per share:	14,200,000
Series B Redeemable Cumulative Preferred Shares, par value $0.01 per share:	3,400,000
Common Shares, par value $0.01 per share:	102,826,011

CRESCENT REAL ESTATE EQUITIES COMPANY
FORM 10-Q

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006 (unaudited)	3

Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)	4

Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2007 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

PART II: OTHER INFORMATION

Item 1A. Risk Factors	54

Item 6. Exhibits	54
Amended and Restated Purchase Agreement
Purchase and Sale Agreement (Renaissance Houston)
Purchae and Sale Agreement (Sonoma Mission Inn & Spa)
Purchase and Sale Agreement (Sonoma Golf Club)
Fourth Amended and Restated Agreement of Limited Partnership
Separation Agreement and Release
Certifications Pursuant to Section 302
Certifications Pursuant to Section 906

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS:
Investments in real estate:
Land	$108,431	$108,431
Buildings and improvements, net of accumulated depreciation of $318,423 and $307,806 at March 31, 2007 and December 31, 2006, respectively	1,072,795	1,054,613
Furniture, fixtures and equipment, net of accumulated depreciation of $7,548 and $7,270 at March 31, 2007 and December 31, 2006, respectively	14,155	14,703
Land held for investment or development	136,804	127,724
Properties held for disposition, net	1,896,635	1,856,303

Net investment in real estate	$3,228,820	$3,161,774

Cash and cash equivalents	33,372	51,636
Restricted cash and cash equivalents	87,002	88,470
Defeasance investments	109,244	111,014
Accounts receivable, net	20,025	25,668
Deferred rent receivable	47,870	44,756
Investments in unconsolidated companies	257,500	260,599
Notes receivable, net	157,696	167,535
Income tax asset – deferred	—	3,274
Other assets, net	126,732	132,245

Total assets	$4,068,261	$4,046,971

LIABILITIES:
Borrowings under Credit Facility	$188,500	$118,000
Notes payable	1,816,833	1,797,082
Junior subordinated notes	77,321	77,321
Accounts payable, accrued expenses and other liabilities	184,859	195,088
Liabilities related to properties held for disposition	610,994	600,329
Tax liability – current and deferred, net	7,382	11,162

Total liabilities	$2,885,889	$2,798,982

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS:
Operating partnership, 11,151,423 and 11,320,798 units, at March 31, 2007 and December 31, 2006, respectively	$62,789	$75,865
Consolidated real estate partnerships	50,002	49,838

Total minority interests	$112,791	$125,703

SHAREHOLDERS’ EQUITY:
Preferred shares, $0.01 par value, authorized 100,000,000 shares:
Series A Convertible Redeemable Cumulative Preferred Shares, liquidation preference of $25.00 per share, 14,200,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	$319,166	$319,166
Series B Redeemable Cumulative Preferred Shares, liquidation preference of $25.00 per share, 3,400,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	81,923	81,923
Common shares, $0.01 par value, authorized 250,000,000 shares, 127,933,228 and 127,875,571 shares issued and 102,812,311 and 102,754,654 shares outstanding at March 31, 2007 and December 31, 2006, respectively	1,279	1,279
Additional paid-in capital	2,295,992	2,294,827
Accumulated deficit	(1,168,529)	(1,114,553)
Accumulated other comprehensive loss	(118)	(224)

	$1,529,713	$1,582,418

Less – shares held in treasury, at cost, 25,120,917 common shares at March 31, 2007 and December 31, 2006	(460,132)	(460,132)

Total shareholders’ equity	$1,069,581	$1,122,286

Total liabilities and shareholders’ equity	$4,068,261	$4,046,971

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	For the three months
	ended March 31,
		2006
		(As Restated
	2007	See Note 1)
REVENUE:
Office Property	$77,428	$77,256
Other Property	1,689	1,488

Total Property revenue	$79,117	$78,744

EXPENSE:
Office Property real estate taxes	$7,226	$6,467
Office Property operating expenses	30,993	30,743
Other Property expenses	2,223	1,635

Total Property expense	$40,442	$38,845

Income from Property Operations	$38,675	$39,899

OTHER INCOME (EXPENSE):
Interest and other income	$7,289	$15,619
Corporate general and administrative	(10,322)	(14,826)
Severance and other related costs	(2,980)	—
Interest expense	(31,201)	(29,373)
Amortization of deferred financing costs	(1,787)	(1,569)
Extinguishment of debt	(453)	—
Depreciation and amortization	(21,587)	(19,719)
Impairment charges	(1,935)	—
Other expenses	(2,408)	(1,957)
Equity in net income (loss) of unconsolidated companies:
Office Properties	2,230	2,176
Resort Residential Development Properties	(7)	346
Resort/Hotel Properties	(599)	(870)
Temperature-Controlled Logistics Properties	(2,671)	(322)
Other	316	115

Total other income (expense)	$(66,115)	$(50,380)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$(27,440)	$(10,481)
Minority interests	5,767	3,042
Income tax expense	(1,049)	(822)

LOSS BEFORE DISCONTINUED OPERATIONS	$(22,722)	$(8,261)
Income from discontinued operations, net of minority interests and taxes	15,748	4,336
Gain on sale of real estate from discontinued operations, net of minority interests	—	96

NET LOSS	$(6,974)	$(3,829)

Series A Preferred Share distributions	(5,990)	(5,990)
Series B Preferred Share distributions	(2,019)	(2,019)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(14,983)	$(11,838)

BASIC AND DILUTED EARNINGS PER SHARE DATA:
Loss available to common shareholders before discontinued operations	$(0.30)	$(0.16)
Income from discontinued operations, net of minority interests and taxes	0.15	0.04
Gain on sale of real estate from discontinued operations, net of minority interests	—	—

Net loss available to common shareholders – basic and diluted	$(0.15)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

											Accumulated
	Series A		Series B						Additional		Other
	Preferred Shares		Preferred Shares		Treasury Shares		Common Shares		Paid-in	Accumulated	Comprehensive
	Shares	Net Value	Shares	Net Value	Shares	Net Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
SHAREHOLDERS’ EQUITY, December 31, 2006	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	127,875,571	$1,279	$2,294,827	$(1,114,553)	$(224)	$1,122,286
Adoption of FIN 48, net of minority interests and taxes	—	—	—	—	—	—	—	—	—	(453)	—	(453)
Comprehensive Loss
Net Loss	—	—	—	—	—	—	—	—	—	(6,974)	—	(6,974)
Change in Unrealized Net Income on Marketable Securities	—	—	—	—	—	—	—	—	—	—	24	24
Change in Unrealized Net Loss on Cash Flow Hedges	—	—	—	—	—	—	—	—	—	—	82	82

Total Comprehensive Loss												(6,868)
Exercise of Common Share Options	—	—	—	—	—	—	33,900	—	588	—	—	588
Accretion of Discount on Employee Stock Option Notes	—	—	—	—	—	—	—	—	(63)	—	—	(63)
Issuance of Shares in Exchange for Operating Partnership Units	—	—	—	—	—	—	23,757	—	146	—	—	146
Amortization of Stock Options and Restricted Shares	—	—	—	—	—	—	—	—	494	—	—	494
Dividends on Common Shares	—	—	—	—	—	—	—	—	—	(38,540)	—	(38,540)
Dividends on Preferred Shares	—	—	—	—	—	—	—	—	—	(8,009)	—	(8,009)

SHAREHOLDERS’ EQUITY, March 31, 2007	14,200,000	$319,166	3,400,000	$81,923	25,120,917	$(460,132)	127,933,228	$1,279	$2,295,992	$(1,168,529)	$(118)	$1,069,581

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Three Months Ended March 31,
		2006
		(As Restated
	2007	See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,974)	$(3,829)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,021	38,278
Extinguishment of debt	453	—
Resort Residential Development cost of sales	25,397	61,652
Resort Residential Development capital expenditures	(61,864)	(79,852)
Impairment charges	1,935	—
Gain on property sales	—	(113)
Minority interests	(981)	(1,728)
Non-cash compensation	1,851	6,344
Amortization of debt premiums	(237)	(597)
Equity in loss (earnings) from unconsolidated investments	654	(1,572)
Ownership portion of management fees from unconsolidated companies	1,757	1,900
Distributions received from unconsolidated companies	3,304	1,664
Redemption of units under long-term incentive plans	(4,253)	—
Change in assets and liabilities, net of acquisitions and dispositions:
Restricted cash and cash equivalents	1,464	27,756
Accounts receivable and notes receivable	6,446	2,903
Deferred rent receivable	(3,288)	(2,767)
Current and deferred income taxes	(3,210)	9,989
Other assets	(1,628)	(10,126)
Accounts payable, accrued expenses and other liabilities	(12,408)	(32,375)

Net cash (used in) provided by operating activities	$(17,561)	$17,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from property sales	$—	$24,335
Acquisition of investment properties	—	(30,675)
Development of investment properties	(28,409)	(33,899)
Property improvements – Office Properties	(3,450)	(4,772)
Property improvements – Resort/Hotel Properties	(5,450)	(2,092)
Tenant improvement and leasing costs – Office Properties	(12,159)	(17,417)
Resort Residential Development Properties investments	(3,466)	(4,119)
Decrease (increase) in restricted cash and cash equivalents	305	(556)
Proceeds from defeasance investment maturities and other securities	2,652	163,902
Return of investment in unconsolidated companies	2,078	5,507
Investment in unconsolidated companies	(1,282)	(7,301)
Decrease in notes receivable	9,347	30,781

Net cash (used in) provided by investing activities	$(39,834)	$123,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(16)	$(1,436)
Borrowings under Credit Facility	75,500	65,000
Payments under Credit Facility	(5,000)	(85,000)
Notes payable proceeds	19,490	105,024
Notes payable payments	(5,421)	(168,116)
Resort Residential Development Properties note payable borrowings	49,823	54,161
Resort Residential Development Properties note payable payments	(32,748)	(54,918)
Capital distributions to joint venture partners	(3,605)	(7,288)
Capital contributions from joint venture partners	1,938	5,690
Proceeds from exercise of share and unit options	646	4,834
Series A Preferred Share distributions	(5,990)	(5,990)
Series B Preferred Share distributions	(2,019)	(2,019)
Dividends and unitholder distributions	(45,796)	(46,851)

Net cash provided by (used in) financing activities	$46,802	$(136,909)

(DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	$(10,593)	$4,312

CASH AND CASH EQUIVALENTS, Beginning of period	77,550	86,228

CASH AND CASH EQUIVALENTS, End of period	$66,957	$90,540

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of March 31, 2007.

Operating Partnership	Wholly-owned assets – The Avallon IV, Dupont Centre and Financial Plaza, included in our Office Segment.
Non wholly-owned assets, consolidated – 301 Congress Avenue (50% interest), included in our Office Segment. Fairmont Sonoma Mission Inn (80.1% interest), included in our Resort/Hotel Segment.

Non wholly-owned assets, unconsolidated – 2211 Michelson Office Development – Irvine (40% interest), Miami Center (40% interest), One BriarLake Plaza (30% interest), Five Post Oak Park (30% interest), Houston Center (23.85% interest in three office properties and the Houston Center Shops), The Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85% interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central (23.85% interest in three Office Properties), Fountain Place (23.85% interest), Fulbright Tower (23.85% interest) and One Buckhead Plaza (35% interest), included in our Office Segment. AmeriCold Realty Trust (31.7% interest in 92 properties), included in our Temperature-Controlled Logistics Segment. Canyon Ranch Tucson and Canyon Ranch Lenox (48% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding One, L.P. (Funding One)	Wholly-owned assets – Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel, included in our Office Segment.

Hughes Center Entities(2)	Wholly-owned assets – Hughes Center Properties (eight Office Properties each in a separate limited liability company), 3883 Hughes Parkway (Office Development), included in our Office Segment.

Crescent Real Estate Funding III, IV and V, L.P. (Funding III, IV and V)(3)	Non wholly-owned assets, consolidated – Greenway Plaza Office Properties (ten Office Properties, 99.9% interest), included in our Office Segment. Renaissance Houston Hotel (99.9% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding VIII, L.P. (Funding VIII)	Wholly-owned assets – The Addison, Austin Centre, The Avallon I, II, III and V, Exchange Building, 816 Congress, Greenway I & IA (two Office Properties), Greenway II, Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades Central II, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55 Madison, included in our Office Segment. Omni Austin Hotel and Ventana Inn & Spa, included in our Resort/Hotel Segment.

Crescent Real Estate Funding XII, L.P. (Funding XII)	Wholly-owned assets – Briargate Office and Research Center, MacArthur Center I & II and Stanford Corporate Center, included in our Office Segment. Park Hyatt Beaver Creek Resort & Spa, included in our Resort/Hotel Segment.

Crescent 707 17th Street, LLC	Wholly-owned assets – 707 17th Street, included in our Office Segment and the Denver Marriott City Center, included in our Resort/Hotel Segment.

Crescent Peakview Tower, LLC	Wholly-owned asset – Peakview Tower, included in our Office Segment.

Crescent Alhambra, LLC	Wholly-owned asset – The Alhambra (two Office Properties), included in our Office Segment.

Crescent Datran Center, LLC	Wholly-owned asset – Datran Center (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P.	Non wholly-owned asset, consolidated – Spectrum Center (99.9% interest), included in our Office Segment.

C-C Parkway Austin, L.P.	Non wholly-owned asset, consolidated – Parkway at Oakhill Office Development (90% interest), included in our Office Segment.

Crescent Colonnade, LLC	Wholly-owned asset – The BAC-Colonnade Building, included in our Office Segment.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Mira Vista Development Corp. (MVDC)	Non wholly-owned asset, consolidated – Mira Vista (98% interest), included in our Resort Residential Development Segment.

Crescent Plaza Residential, L.P.	Wholly-owned asset – the Residences at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Tower Residential, L.P.	Wholly-owned asset – the Tower Residences and Regency Row at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Plaza Hotel Owner, L.P.	Wholly-owned asset – the Ritz-Carlton Hotel Development, included in our Resort/Hotel Segment.

Houston Area Development Corp. (HADC)	Non wholly-owned assets, consolidated – Spring Lakes (98% interest), included in our Resort Residential Development Segment.

Desert Mountain Development Corporation (Desert Mountain) Crescent Resort Development, Inc. (CRDI)(4)	Non wholly-owned asset, consolidated – Desert Mountain (93% interest), included in our Resort Residential Development Segment.

Wholly-owned asset – The Residences at Park Hyatt Beaver Creek, included in our Resort Residential Development Segment.

Non wholly-owned assets, consolidated – Brownstones (64% interest), Creekside Townhomes at Riverfront Park (64% interest), Delgany (64% interest), One Riverfront (59% interest), The Park at One Riverfront (59% interest), Beaver Creek Landing (59% interest), Eagle Ranch (76% interest), Gray’s Crossing (71% interest), Main Street Vacation Club (30% interest), Northstar Highlands (57% interest), Northstar Village (57% interest), Old Greenwood (71% interest), Riverbend (68% interest), Village Walk (58% interest), Manor Vail (89% interest), Tahoe Mountain Club (71% interest) and Ritz-Carlton Highlands (71% interest), included in our Resort Residential Development Segment.

Non wholly-owned assets, unconsolidated – Blue River Land Company, LLC – Three Peaks (33.2% interest), EW Deer Valley, LLC (35.7% interest) and East West Resort Development XIV, L.P., L.L.L.P. (26.8% interest), included in our Resort Residential Development Segment.

(1)	We own 23.85% of the economic interest in Trammell Crow Center through our ownership of a 23.85% interest in the joint venture that holds fee simple title to the Office Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(2)	In addition, we own nine retail parcels and a land parcel under development located in Hughes Center.

(3)	Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining Office Property in the Greenway Plaza office portfolio.

(4)	For non wholly-owned assets, we receive a preferred return on our invested capital and return of our capital before cash flows are allocated to the partners.
     See Note 4, “Discontinued Operations”, for a discussion of and tables including selected financial information related to certain Office, Resort Residential Development and Resort/Hotel Properties which are classified as held for sale as of March 31, 2007. Also see Note 17, “Subsequent Events,” for a discussion of assets sold subsequent to March 31, 2007.
     See Note 7, “Investments in Unconsolidated Companies,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of March 31, 2007.
     See Note 8, “Notes Payable and Borrowings Under Credit Facility,” for a list of certain other subsidiaries, all of which are consolidated in our financial statements and were formed primarily for the purpose of obtaining secured debt.
Segments
     Our assets and operations consisted of four investment segments at March 31, 2007, as follows:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.
     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of March 31, 2007:
•	Office Segment consisted of 71 office properties, which we refer to as the Office Properties, located in 26 metropolitan submarkets in eight states, with an aggregate of approximately 27.6 million net rentable square feet. Fifty-four of the Office Properties are wholly-owned and 17 are owned through joint ventures, one of which is consolidated and 16 of which are unconsolidated.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four Resort Residential Development Corporations and two limited partnerships, which are consolidated. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part, have 31 active and planned upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 949 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of March 31, 2007, AmeriCold operated 105 facilities, of which 91 were wholly-owned or leased, one was partially-owned and 13 were managed for outside owners. The 92 owned or leased and partially-owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 497.8 million cubic feet (19.0 million square feet) of warehouse space. AmeriCold also owned one quarry and the related land.
     See Note 3, “Segment Reporting,” for a table showing selected financial information for each of these investment segments for the three months ended March 31, 2007 and 2006, and total assets, consolidated property level financing, consolidated other liabilities and minority interests for each of these investment segments at March 31, 2007 and December 31, 2006.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
     Certain amounts in prior period financial statements have been reclassified to conform to the current year presentation. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain assets and liabilities at December 31, 2006, and certain revenues and expenses for the three months ended March 31, 2006, were reclassified to conform to the presentation at and for the three months ended March 31, 2007. See Note 4, “Discontinued Operations,” for a discussion of properties held for disposition. As a result, certain balances differ from the amounts reported in previously filed documents. This reclassification had no impact on net income, earnings per share or shareholders’ equity in any period.
     The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     You should read these consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2006.
Restatement of Financial Data
     In connection with the closing of our financial records for the year ended December 31, 2006, our management identified three accounting-related items discussed below that affected our historical financial statements. We reflected all required restatements in our Form 10-K for the year ended December 31, 2006; the impact to the three months ended March 31, 2006 is described below. See our Form 10-K for the year ended December 31, 2006 for further discussion of the restatements.
Calculation of Minority Interest
     Our calculation of minority interest had incorrectly allocated net income between us and other limited partners of the Operating Partnership based on respective ownership percentages and then deducted dividends for our Series A and Series B Preferred Shares against the allocation to us. The impact of this adjustment for the three months ended March 31, 2006 was a reduction of $1.3 million in minority interest expense, decreasing the “Net Loss” line item on both our Consolidated Statement of Operations and our Consolidated Statement of Cash Flows for the three months ended March 31, 2006, by $1.3 million and

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
earnings per share by $0.01. In addition, the “Minority interests” line item on our Consolidated Statement of Operations and our Consolidated Statement of Cash Flows decreased by $1.3 million for the three months ended March 31, 2006.
Refundable Fees for Club Member Services
     We determined that the appropriate methodology associated with refundable fees for club member services is outlined in Staff Accounting Bulletin No. 104, Revenue Recognition, under which revenue related to refundable fees for services should not be recognized until the fee is fixed and determinable. For these memberships, member dues should not have been recognized as revenue until the dues paid exceeded the maximum refund amount available to the member. There was no impact to our results of operations associated with this item for the three months ended March 31, 2006.
Classification of Club Membership Intangible Asset
     We determined that the right to sell a predetermined number of equity club memberships does not meet the criteria for the recording of an identifiable intangible asset. Instead the membership intangible asset should be recorded as goodwill at the time of acquisition and amortized until our adoption of SFAS, No. 142, Goodwill and Other Intangible Assets, then evaluated annually for impairment. There was no impact to our results of operations associated with this item for the three months ended March 31, 2006.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Standards
     FASB Interpretation 48. In July 2006, the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We recognized a liability to record an unrecognized tax benefit and accrued interest of $0.5 million, net of minority interests and federal tax benefit, due to the initial application of FIN 48. This charge was accounted for as a $0.5 million increase to the January 1, 2007, balance of Accumulated Deficit in our Consolidated Statement of Shareholders’ Equity.
     SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations upon the adoption of SFAS No. 157.
     EITF 06-8. At its November 2006 meeting, the Emerging Issues Task Force, or EITF, ratified the consensus regarding Issue No. 06-8, or EITF 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums. EITF 06-8 is effective for annual periods beginning after March 15, 2007. The scope of EITF 06-8 is limited to the sale of individual units in a condominium project and requires an entity to evaluate the adequacy of the buyer’s initial and continuing investment for purposes of determining whether the sales price is collectible as required to recognize profit using the percentage-of-completion method under paragraph 37 of SFAS No. 66. If the buyer does not meet the initial and continuing investment criteria, the guidance requires use of the deposit method to recognize profit. We anticipate there will be no impact to our financial condition or results of operations upon the adoption of EITF 06-8.
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS No. 157. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently evaluating the impact, if any, to our financial condition or results of operations upon the adoption of SFAS No. 159.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Significant Accounting Policies
     SFAS No. 146 and SFAS No. 112. We record a liability for severance and other related costs when incurred, at fair value, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including, but not limited to, one-time involuntary termination benefits, certain contract termination costs and costs to consolidate facilities or relocate employees. We account for ongoing benefit arrangements under SFAS No. 112, Employers’ Accounting for Postemployment Benefits, which requires that a liability be recognized when the costs are probable and reasonably estimable.
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
     The following tables present the reconciliation for the three months ended March 31, 2007 and 2006, of basic and diluted earnings per share from “Loss before discontinued operations” to “Net loss available to common shareholders.” The tables also include weighted average shares on a basic and diluted basis.

	For the three months ended March 31,
				2006
	2007			(Restated)
		Wtd.	Per		Wtd.	Per
		Avg.	Share		Avg.	Share
(in thousands, except per share amounts)	Loss	Shares	Amount	Loss	Shares	Amount

Basic/Diluted EPS (1) -
Loss before discontinued operations	$(22,722)	102,739		$(8,261)	101,476
Series A Preferred Share distributions	(5,990)			(5,990)
Series B Preferred Share distributions	(2,019)			(2,019)

Loss available to common shareholders before discontinued operations	$(30,731)	102,739	$(0.30)	$(16,270)	101,476	$(0.16)
Income from discontinued operations, net of minority interests and taxes	15,748		0.15	4,336		0.04
Gain on sale of real estate from discontinued operations, net of minority interests	—		—	96		—

Net loss available to common shareholders	$(14,983)	102,739	$(0.15)	$(11,838)	101,476	$(0.12)

(1)	Share and unit options (in common share equivalents) of 1,273,116 and 1,712,487 for the three months ended March 31, 2007 and 2006, respectively, are not included because the effect of their conversion would be antidilutive to loss available to common shareholders before discontinued operations.
     The effect of the conversion of the Series A Convertible Cumulative Preferred Shares and the exchange of Operating Partnership units are not included in the computation of diluted EPS for the three months ended March 31, 2007 and 2006, since the effect of the conversions are not dilutive.
Supplemental Disclosure to Statements of Cash Flows

	For the three months ended
	March 31,
(in thousands)	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$(36,509)	$(34,522)

Cash (paid) received for income taxes	$(1,286)	$8,885

Interest capitalized – Office	$1,252	$911
Interest capitalized – Resort Residential Development	2,490	3,950
Interest capitalized – Resort/Hotel	1,050	423

Total interest capitalized	$4,792	$5,284

Supplemental disclosures of non cash investing and financing activities:

Assumption of debt in conjunction with acquisition of Office Property	$—	$23,605
Interest accrued into construction loans	2,485	1,471

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     See Note 4, “Discontinued Operations,” for a discussion of properties held for disposition, including the majority of properties in both our Resort Residential Development and our Resort/Hotel segments.
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

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Selected financial information related to each segment for the three months ended March 31, 2007 and 2006, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at March 31, 2007 and December 31, 2006, are presented in the following tables:

	For the three months ended March 31, 2007
Selected Financial Information:		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)(3)	Total
Total Property revenue	$77,428	$1,682	$7	$—	$—	$79,117
Total Property expense	38,219	2,058	165	—	—	40,442

Income from Property Operations	$39,209	$(376)	$(158)	$—	$—	$38,675

Total other income (expense)	(18,324)	(117)	(599)	(2,671)	(44,404)	(66,115)
Minority interests and income taxes	(1,116)	4	68	—	5,762	4,718
Discontinued operations – net of minority interests and taxes	3,682	14,147	7,303	—	(9,384)	15,748

Net income (loss)	$23,451	$13,658	$6,614	$(2,671)	$(48,026)	$(6,974)

Depreciation and amortization of real estate assets	$25,707	$1,731	$2,959	$—	$—	$30,397
Gain on property sales	—	(4,114)	—	—	—	(4,114)
Adjustments for investment in unconsolidated companies	4,455	(3,779)	1,215	4,522	—	6,413
Unitholder minority interest	—	—	—	—	(2,814)	(2,814)
Series A Preferred share distributions	—	—	—	—	(5,990)	(5,990)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders – diluted	$30,162	$(6,162)	$4,174	$4,522	$(10,823)	$21,873

Funds from operations available to common shareholders–diluted	$53,613	$7,496	$10,788	$1,851	$(58,849)	$14,899

See footnotes following the table.

	For the three months ended March 31, 2006 (Restated)
Selected Financial Information:		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate and
(in thousands)	Segment(1)	Segment	Segment	Segment	Other(2) (3)	Total
Total Property revenue	$77,256	$1,480	$8	$—	$—	$78,744
Total Property expense	37,210	1,603	32	—	—	38,845

Income from Property Operations	$40,046	$(123)	$(24)	$—	$—	$39,899

Total other income (expense)	(16,701)	228	(870)	(322)	(32,715)	(50,380)
Minority interests and income taxes	(662)	(211)	11	—	3,082	2,220
Discontinued operations, net of minority interests and taxes	1,279	1,806	6,241	—	(4,894)	4,432

Net income (loss)	$23,962	$1,700	$5,358	$(322)	$(34,527)	$(3,829)

Depreciation and amortization of real estate assets	$25,462	$2,426	$4,151	$—	$—	$32,039
Gain on property sales	(113)	—	—	—	—	(113)
Adjustments for investment in unconsolidated companies	5,384	(3,092)	1,121	3,510	—	6,923
Unitholder minority interest	—	—	—	—	(2,194)	(2,194)
Series A Preferred share distributions	—	—	—	—	(5,990)	(5,990)
Series B Preferred share distributions	—	—	—	—	(2,019)	(2,019)

Adjustments to reconcile net income (loss) to funds from operations available to common shareholders – diluted	$30,733	$(666)	$5,272	$3,510	$(10,203)	$28,646

Funds from operations available to common shareholders – diluted	$54,695	$1,034	$10,630	$3,188	$(44,730)	$24,817

     See footnotes following the table.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Resort		Temperature-
		Residential		Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in millions)	Segment	Segment	Segment	Segment	Other		Total
Total Assets by Segment:(4)
Balance at March 31, 2007(5)	$2,016	$1,189	$388	$86	$389	(6)	$4,068
Balance at December 31, 2006(5)	2,019	1,146	380	87	415	(6)	4,047
Consolidated Property Level Financing:
Balance at March 31, 2007	(978)	(239)	(148)	—	(1,035	)(7)	(2,400)
Balance at December 31, 2006	(968)	(220)	(142)	—	(966	)(7)	(2,296)
Consolidated Other Liabilities:
Balance at March 31, 2007	(115)	(299)	(33)	(1)	(38)		(486)
Balance at December 31, 2006	(134)	(308)	(32)	—	(29)		(503)
Minority Interests:
Balance at March 31, 2007	(12)	(32)	(4)	—	(65)		(113)
Balance at December 31, 2006	(12)	(32)	(5)	—	(77)		(126)

(1)	The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $5.2 million and $9.1 million for the three months ended March 31, 2007 and 2006, respectively. The lease termination fees are primarily due to the El Paso lease termination and related re-leasing.

(2)	For purposes of this Note, Corporate and Other includes the total of: interest and other income, corporate general and administrative expense, severance and other related costs, interest expense, extinguishment of debt, impairment charges, other expenses and equity in net income of unconsolidated companies-other.

(3)	For purposes of reporting FFO by segment, interest expense related to the Office, Resort Residential Development and Resort/Hotel segments are included in Corporate and Other. In addition, interest income and amortization of deferred financing costs related to the Office and Resort/Hotel segments are included in Corporate and Other.

(4)	Total assets by segment are inclusive of investments in unconsolidated companies and properties held for disposition. See Note 4, “Discontinued Operations” for a discussion of these assets.

(5)	Non-income producing land held for investment or development of $75.7 million and $75.6 million at March 31, 2007 and December 31, 2006, respectively, by segment is as follows: Office $7.1 million and $7.0 million, Resort Residential Development $9.6 million and $9.6 million, Resort/Hotel $7.3 million and $7.3 million and Corporate $51.7 million and $51.7 million, respectively.

(6)	Includes mezzanine notes and defeasance investments.

(7)	Inclusive of Corporate bonds, Credit Facility, Junior Subordinated Notes, the Morgan Stanley repurchase facility, the Funding I defeased debt and Nomura Funding VI defeased debt. Balance at December 31, 2006 also includes the Goldman Sachs repurchase facility.
4. DISCONTINUED OPERATIONS
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations for the assets sold or held for sale have been presented as “Income from discontinued operations, net of minority interests and taxes” and gain or loss on the assets sold has been presented as “Gain on sale of real estate from discontinued operations, net of minority interests” in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006. The carrying value of the assets held for sale has been reflected as “Properties held for disposition, net” in the accompanying Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. The carrying value of the liabilities held for sale has been reflected as “Liabilities related to properties held for disposition” in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006.
     On March 1, 2007, we announced that we had concluded the review of strategic alternatives first announced on November 1, 2006. Based on that review, we adopted a plan, the Strategic Plan, in which we will concentrate on our core Office Properties’ business. Key elements of the Strategic Plan include:
•	The opportunistic sale of virtually all suburban Office Properties in Dallas and all Austin properties, as well as our single assets in Phoenix, Arizona and Seattle, Washington;

•	The sale of certain Resort Residential Development Properties, including CRDI, Desert Mountain and the Sonoma Golf Club; and

•	The sale of our Resort/Hotel Properties portfolio, including our three luxury resorts and spas and our three upscale business-class hotels.
     These sales are anticipated to occur within one year.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Office Segment
     On March 21, 2007, we entered into an agreement for the sale of The Exchange Building, a wholly-owned Office Property located in Seattle, Washington. See Note 17, “Subsequent Events,” for a discussion of this sale transaction.
     Also, on March 21, 2007, we entered into an agreement for the sale of our 90% partnership interest in Parkway at Oakhill, a consolidated Office development which we own through a joint venture with Champion Partners. See Note 17, “Subsequent Events,” for a discussion of this sale transaction.
     On May 3, 2007, we entered into an agreement for the sale of our joint venture interest in an Office Property. As we consolidate this joint venture interest, the Office Property is classified as held for sale and included in discontinued operations as of March 31, 2007 and December 31, 2006. The closing of the sale, subject to customary closing conditions, is anticipated to occur in the second quarter of 2007.
Resort/Hotel Segment
     On March 5, 2007, we and Walton TCC Hotel Investors V, L.L.C., the Purchaser, entered into a series of purchase and sale agreements which were amended on March 23, 2007 effective as of March 5, 2007 pursuant to which, among other things, we agreed to sell our rights, title and interest in the Fairmont Sonoma Mission Inn & Spa®, the Sonoma Golf Club, the Ventana Inn & Spa®, the Park Hyatt Beaver Creek Resort & Spa, the Omni Austin hotel, the Denver Marriott hotel and the Renaissance Houston hotel.
     On April 2, 2007, Walton terminated the purchase agreements at the end of their due diligence period.
     On April 6, 2007, the original purchase agreements were amended and reinstated to adjust the total gross purchase price and to include the Austin Centre office building adjacent to the Omni Austin hotel. The total gross purchase price is approximately $620.5 million. Our share of the gross purchase price, determined after taking into account the interests of our partners in the sales and incentive payments due as a result of the sales, is approximately $580.0 million. The Purchaser has paid a nonrefundable earnest money deposit of approximately $11.0 million. The closing of the transaction, subject to the satisfaction of certain customary closing conditions, is anticipated to occur during the second quarter of 2007.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Summary of Properties Held for Disposition
     The following table indicates the major classes of assets and liabilities of the properties classified as held for sale.

	As of March 31, 2007					As of December 31, 2006
		Resort Residential	Resort/				Resort Residential	Resort/
	Office	Development	Hotel	Corporate and		Office	Development	Hotel	Corporate and
(in thousands)	Segment(1)	Segment(2)	Segment(3)	Other	Total	Segment(1)	Segment(2)	Segment(3)	Other	Total

Assets
Land	$30,469	$22,312	$25,568	$—	$78,349	$30,469	$22,312	$25,568	$—	$78,349
Land Improvements	177	107,048	—	—	107,225	177	106,874	—	—	107,051
Buildings and improvements	576,818	146,205	310,345	2,425	1,035,793	571,824	143,346	307,492	2,425	1,025,087
Furniture, fixtures and equipment	317	26,602	33,407	—	60,326	317	26,540	33,558	—	60,415
Land held for investment or development	3,500	649,525	—	—	653,025	3,500	619,746	—	—	623,246
Accumulated Depreciation	(141,265)	(69,139)	(89,848)	(25)	(300,277)	(137,327)	(66,949)	(89,498)	(25)	(293,799)

Net investment in real estate	$470,016	$882,553	$279,472	$2,400	$1,634,441	$468,960	$851,869	$277,120	$2,400	$1,600,349
Cash	15	28,514	5,056	—	33,585	64	18,542	7,308	—	25,914
Restricted cash	211	3,504	984	—	4,699	—	3,660	1,341	—	5,001
Accounts receivable, net	—	28,178	10,714	—	38,892	—	29,673	8,656	—	38,329
Deferred rent receivable	16,509	—	—	4	16,513	16,339	—	—	—	16,339
Investments in unconsolidated companies	—	20,950	—	—	20,950	—	20,271	—	—	20,271
Notes receivable	—	4,530	—	—	4,530	—	7,332	—	—	7,332
Other assets, net	32,420	106,200	4,405	—	143,025	34,263	104,019	4,486	—	142,768

Properties held for disposition, net	$519,171	$1,074,429	$300,631	$2,404	$1,896,635	$519,626	$1,035,366	$298,911	$2,400	$1,856,303

Liabilities
Notes Payable	$72,413	$190,183	$55,000	$—	$317,596	$70,395	$178,559	$55,000	$—	$303,954
Accounts payable, accrued expenses and other liabilities	15,418	257,721	20,259	—	293,398	10,458	264,129	21,788	—	296,375

Liabilities related to properties held for disposition	$87,831	$447,904	$75,259	$—	$610,994	$80,853	$442,688	$76,788	$—	$600,329

     The table above excludes non-unitholder minority interests of $47.1 million and $48.5 million as of March 31, 2007 and December 31, 2006, respectively, related to properties classified as held for sale.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following tables present income and gain on sale for the three months ended March 31, 2007 and 2006, for properties included in discontinued operations.

	Three Months Ended March 31, 2007					Three Months Ended March 31, 2006
		Resort					Resort
		Residential	Resort/	Corporate			Residential	Resort/	Corporate
	Office	Development	Hotel	and		Office	Development	Hotel	and
(in thousands)	Segment(1)	Segment(2)	Segment(3)	Other	Total	Segment(1)	Segment(2)	Segment(3)	Other	Total

Income from Discontinued Operations

Total revenues	$24,943	$82,980	$38,591	$57	$146,571	$22,902	$98,023	$39,803	$81	$160,809
Operating and other expenses, net of non-unitholder minority interests and taxes (4)	(17,053)	(70,709)	(29,695)	—	(117,457)	(15,836)	(92,393)	(30,647)	—	(138,876)
Depreciation and amortization	(6,171)	(1,067)	(3,166)	—	(10,404)	(7,653)	(4,685)	(4,455)	—	(16,793)
Unitholder minority interests	—	—	—	(2,962)	(2,962)	—	—	—	(804)	(804)

Income from discontinued operations, net of minority interests and taxes	$1,719	$11,204	$5,730	$(2,905)	$15,748	$(587)	$945	$4,701	$(723)	$4,336

Gain on Sale of real estate from Discontinued Operations

Realized gain on sale of properties	$—	$—	$—	$—	$—	$114	$—	$—	$—	$114
Unitholder minority interests	—	—	—	—	—	—	—	—	(18)	(18)

Gain on sale of real estate from discontinued operations, net of unitholder minority interests	$—	$—	$—	$—	$—	$114	$—	$—	$(18)	$96

(1)	The following Office Properties are included in the table above: 125 E. John Carpenter Freeway, 3333 Lee Parkway, The Aberdeen, Greenway I&IA, Greenway II, MacArthur Center I & II, Palisades Central I and II, Stanford Corporate Centre, Stemmons Place, The Addison, 816 Congress Avenue, Austin Centre, The Avallon I, II, III, IV and V, Financial Plaza and The Exchange Building. Additionally, 301 Congress Avenue, a consolidated Office Property in which we own a 50% interest and Parkway at Oakhill, a consolidated office development property in which we own a 90% interest, are included.

(2)	The following Resort Residential Development Properties are included in the table above: Crescent Resort Development, Inc., Desert Mountain and the Sonoma Golf Club.

(3)	The following Resort/Hotel Properties are included in the table above: Omni Austin Hotel, Renaissance Houston Hotel, Denver Marriott City Center, Fairmont Sonoma Mission Inn & Spa, Ventana Inn & Spa and Park Hyatt Beaver Creek Resort & Spa.

(4)	For purposes of calculating Income from Discontinued Operations, interest income, interest expense and amortization of deferred financing costs are allocated to the segment to which they relate. See footnote (3) in Note 3, “Segment Reporting” for classification of these items for FFO.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5. OTHER TRANSACTIONS
Office Segment
Significant Tenant Lease Termination
     In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which terminated El Paso’s leases totaling 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007, and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. As of March 31, 2007, we have collected $35.0 million of the lease termination fee. For the three months ended March 31, 2007 and 2006, we recognized $3.4 million and $8.8 million, respectively, in net termination fees, which includes accelerated termination fees and contractual full-service rents resulting from the re-lease of approximately 483,000 square feet. As of March 31, 2007, El Paso was current on all rent obligations.
6. MEZZANINE NOTES
     Mezzanine notes are reflected in the “Notes receivable, net” line item in the Consolidated Balance Sheets. Mezzanine notes are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt or in the form of loans to the direct or indirect parent of the property owner secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.
     At March 31, 2007, we had approximately $122.0 million of mezzanine notes outstanding which mature in 2007 through 2010 and had a weighted average interest rate of 14.08%. During the first quarter of 2007, we recorded an impairment charge of $1.9 million associated with one of our mezzanine notes. On May 4, 2007, we sold this mezzanine note for approximately $22.3 million.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
7. INVESTMENTS IN UNCONSOLIDATED COMPANIES
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of March 31, 2007.

		Our Ownership
		as of
Entity	Classification	March 31, 2007
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0	% (1)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	% (2) (3)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0	% (4) (3)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	% (5) (3)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	% (5) (3)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	% (5) (3)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	% (6) (3)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	% (6) (3)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	% (6) (3)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0	% (7) (3)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0	% (8) (3)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9	% (9) (3)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	% (10)
CR Operating, LLC	Resort/Hotel	48.0	% (11)
CR Spa, LLC	Resort/Hotel	48.0	% (11)
East West Resort Development XIV, L.P., L.L.L.P.	Resort Residential Development	26.8	% (12)
Blue River Land Company, LLC	Resort Residential Development	33.2	% (13)
EW Deer Valley, LLC	Resort Residential Development	35.7	% (14)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	26.2	% (15)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	% (16) (3)
Fresh Choice, LLC	Other	31.9	% (17)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	% (18)

(1)	The remaining 60% interest is owned by an affiliate of Hines.

(2)	The remaining 60% interest is owned by an affiliate of a fund managed by JP Morgan Investment Management, Inc., or JPM.

(3)	We have negotiated performance based incentives, which we refer to as promoted interest, which allow for additional equity to be earned if return targets are exceeded.

(4)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(5)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(6)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(7)	The remaining 70% interest is owned by an affiliate of GE.

(8)	The remaining 70% interest is owned by affiliates of JPM.

(9)	The partnership is owned by Crescent Big Tex III, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(10)	Of the remaining 68.3% interest, 47.6% is owned by Vornado and 20.7% is owned by The Yucaipa Companies.

(11)	The remaining 52% interest is owned by the founders of Canyon Ranch and their affiliates. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC owns the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(12)	We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital and return of our capital. The remaining 73.2% economic interest is owned by parties unrelated to us. East West Resort Development XIV, L.P., L.L.L.P. was formed to co-develop a hotel and condominiums in Avon, Colorado.

(13)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, LLC was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(14)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, LLC was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, LLC was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(15)	Of the remaining 73.8% interest, approximately 44.2% is owned by SunTx Capital Partners, L.P. and the remaining 29.6% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.0% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(16)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(17)	The remaining 68.1% interest is owned by Cedarlane Natural Foods, Inc. and Espresso Roma Corporation. Fresh Choice is a restaurant owner, operator and developer.

(18)	G2 was formed for the purpose of investing principally in commercial mortgage backed securities. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, our Chairman of our Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, our Vice-Chairman of our Board of Trust Managers and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fresh Choice
     On January 5, 2007, we entered into a recapitalization agreement whereby we sold a portion of our interests in Fresh Choice, LLC. The agreement called for a two-part close transaction due to restrictions in place related to the debt of Fresh Choice. Upon the first closing in January 2007, the buyer acquired an interest in the entities that own Fresh Choice for cash of $3.0 million, of which we received approximately $1.6 million. The second closing is expected to occur in the second quarter of 2007.
Summary Financial Information
     We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.
Balance Sheets as of March 31, 2007:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Crescent Irvine, LLC, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes East West Resort Development XIV, L.P., L.L.L.P., Blue River Land Company, LLC and EW Deer Valley, LLC; and

•	Other – This includes SunTx, Redtail, Fresh Choice, LLC and G2.
Balance Sheets as of December 31, 2006:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Crescent Irvine, LLC, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes East West Resort Development XIV, L.P., L.L.L.P., Blue River Land Company, LLC and EW Deer Valley, LLC; and

•	Other – This includes SunTx, Redtail, Fresh Choice, LLC and G2.
Summary Statements of Operations for the three months ended March 31, 2007:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Crescent Irvine, LLC, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes East West Resort Development XIV, L.P., L.L.L.P., Blue River Land Company, LLC, and EW Deer Valley, LLC; and

•	Other – This includes SunTx, Redtail, Fresh Choice, LLC and G2.
Summary Statements of Operations for the three months ended March 31, 2006:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC;

•	Resort Residential Development – This includes Blue River Land Company, LLC and EW Deer Valley, LLC; and

•	Other – This includes SunTx, Redtail, Fresh Choice, LLC and G2.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of March 31, 2007
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics	Resort/Hotel	Development	Other	Total
Balance Sheets:
Real estate, net	$1,636,501	$1,233,958	$113,179	$53,495	$11,920
Cash	50,897	72,213	33,306	4,747	3,801
Restricted cash	22,966	2,931	6	—	—
Other assets	233,571	170,597	14,831	20,627	262,626

Total assets	$1,943,935	$1,479,699	$161,322	$78,869	$278,347

Notes payable	$1,083,446	$1,123,030	$95,000	$3,500	$49,619
Notes payable to the Company	—	—	—	—	1,152
Other liabilities	156,687	98,896	31,053	25,949	6,326
Preferred membership units	—	—	110,263	—	—
Equity	703,802	257,773	(74,994)	49,420	$221,250

Total liabilities and equity	$1,943,935	$1,479,699	$161,322	$78,869	278,347

Our share of unconsolidated debt	$294,312	$356,225	$45,600	$1,467	$12,977	$710,581

Our investments in unconsolidated companies	$115,135	$85,609	$515	$20,874	$56,317	$278,450	(1)

	As of December 31, 2006
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics	Resort/Hotel	Development	Other	Total
Balance Sheets:
Real estate, net	$1,628,384	$1,211,120	$112,966	$39,349	$12,238
Cash	71,167	92,672	33,972	9,183	3,775
Restricted cash	18,113	8,984	—	—	—
Other assets	241,747	166,589	28,399	21,948	262,685

Total assets	$1,959,411	$1,479,365	$175,337	$70,480	$278,698

Notes payable	$1,061,171	$1,125,078	$95,000	$3,500	$49,862
Notes payable to the Company	—	—	—	—	1,152
Other liabilities	182,960	91,952	43,483	19,166	6,061
Preferred membership units	—	—	109,006	—	—
Equity	715,280	262,335	(72,152)	47,814	221,623

Total liabilities and equity	$1,959,411	$1,479,365	$175,337	$70,480	$278,698

Our share of unconsolidated debt	$287,911	$356,875	$45,600	$1,467	$13,745	$705,598

Our investments in unconsolidated companies	$115,990	$87,069	$1,036	$20,202	$56,573	$280,870	(1)

(1)	Investment in unconsolidated companies includes $20,950 and $20,271 at March 31, 2007 and December 31, 2006, respectively, which is included in the “Properties held for disposition, net” line on our Consolidated Balance Sheets.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			For the three months ended March 31, 2007
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics(1)	Resort/Hotel	Development	Other	Total
Summary Statements of Operations:
Total revenues	$73,438	$200,560	$39,355	$1,361	$13,664
Operating expense	36,860	169,988	33,767	1,618	11,555

Net Operating Income	$36,578	$30,572	$5,588	$(257)	$2,109
Interest expense	$13,695	$16,522	$1,496	$—	$943
Depreciation and amortization	20,661	19,480	3,165	—	417
Taxes and other (income) expense	109	(824)	616	(424)	(6)

Total expenses (income)	$34,465	$35,178	$5,277	$(424)	$1,354

Gain on sale of assets	$(410)	$35	$—	$—	$—
Preferred dividends	—	—	(3,189)	—	—

Net income (loss) available to common interests	$1,703	$(4,571)	$(2,878)	$167	$755

Our equity in net income (loss) of unconsolidated companies	$2,230	$(2,671)	$(599)	$70	$316	$(654	)(2)

	For the three months ended March 31, 2006
		Temperature-		Resort
		Controlled		Residential
(in thousands)	Office	Logistics(1)	Resort/Hotel	Development	Other	Total
Summary Statements of Operations:
Total revenues	$83,890	$195,850	$38,188	$2,306	$12,957
Operating expense	41,337	163,338	32,703	4,279	11,515

Net Operating Income	$42,553	$32,512	$5,485	$(1,973)	$1,442

Interest expense	$17,701	$14,311	$1,434	$—	$740
Depreciation and amortization	21,365	17,069	2,896	—	408
Taxes and other (income) expense	(678)	175	582	(274)	(1,926)

Total expenses (income)	$38,388	$31,555	$4,912	$(274)	$(778)

Gain on sale of assets	$—	$2,107	$—	$—	$—
Preferred dividends	—	—	(3,065)	—	—

Net income (loss) available to common interests	$4,165	$3,064	$(2,492)	$(1,699)	$2,220

Our equity in net income (loss) of unconsolidated companies	$2,176	$(322)	$(870)	$473	$115	$1,572	(2)

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net (loss) income for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $1.1 million for each of the three months ended March 31, 2007 and 2006.

(2)	Equity in net income (loss) of unconsolidated companies includes $77 and $127 for the three months ended March 31, 2007 and 2006, respectively, which is included in the “Income from discontinued operations, net of minority interests and taxes” line item of our Consolidated Statements of Operations.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Unconsolidated Debt Analysis
     The following table shows, as of March 31, 2007, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities’ anticipated pay-off dates.

		Balance	Our Share of
	Our	Outstanding at	Balance at	Interest Rate at
Description	Ownership	March 31, 2007	March 31, 2007	March 31, 2007	Maturity Date	Fixed/Variable (1)
		(in thousands)	(in thousands)
Temperature-Controlled Logistics Segment:
AmeriCold Realty Trust	31.72%
Deutsche Bank/JPMorgan Chase		$350,000	$111,020	5.40%	2/1/2016	Fixed
Citigroup		325,000	103,090	5.46%	1/1/2014	Fixed
UBS 1A		194,000	61,537	5.55%	12/10/2016	Fixed
UBS 1B, 1C		181,000	57,413	5.43%	12/10/2016	Fixed
Other		73,030	23,165	3.48% to 22.53%	6/15/2007 to 4/1/2017	Fixed

		$1,123,030	$356,225

Office Segment:
Crescent HC Investors, L.P.	23.85%	269,705	64,325	5.03%	11/7/2011	Fixed
Crescent TC Investors, L.P.	23.85%	214,770	51,223	5.00%	11/1/2011	Fixed
Crescent Fountain Place, L.P.	23.85%	105,932	25,265	4.95%	12/1/2011	Fixed
Crescent POC Investors, L.P.	23.85%	97,504	23,255	4.98%	12/1/2011	Fixed
Crescent 1301 McKinney, L.P. (2)	23.85%	89,000	21,227	5.13%	2/8/2012	Fixed
Crescent One Buckhead Plaza, L.P.	35.00%	85,000	29,750	5.47%	4/8/2015	Fixed
Crescent Miami Center, LLC	40.00%	81,000	32,400	5.04%	9/25/2007	Fixed
Crescent One BriarLake Plaza, L.P.	30.00%	50,000	15,000	5.40%	11/1/2010	Fixed
Crescent Irvine, LLC (3)	40.00%	47,064	18,826	8.07%	3/7/2009	Variable
Crescent Five Post Oak Park, L.P.	30.00%	43,471	13,041	4.82%	1/1/2008	Fixed

		$1,083,446	$294,312

Resort/Hotel Segment:
CR Resort, LLC	48.00%
Bank of America		$95,000	$45,600	5.94%	2/1/2015	Fixed

Resort Residential Development Segment:
East West Resort Development XIV, L.P., L.L.L.P.(4)	41.90%
The Vail Corporation		$3,500	$1,467	5.00%	4/28/2008	Fixed

Other Segment:
Redtail Capital Partners One, LLC	25.00%
Morgan Stanley Bank (5)		$41,330	$10,333	7.12%	8/9/2008	Variable
Fresh Choice, LLC	31.90%
GE Capital Franchise Finance Corporation(6)		4,064	1,296	10.06%	1/1/2011	Variable
Various Loans and Capital Leases		4,225	1,348	0.00% to 9.53%	3/1/2007 to 12/31/2029	Fixed

		$49,619	$12,977

Total Unconsolidated Debt		$2,354,595	$710,581

Fixed Rate/Weighted Average				5.40%	6.75 years
Variable Rate/Weighted Average				7.83%	1.84 years

Total Weighted Average				5.50%	6.54 years

(1)	All unconsolidated debt is secured.

(2)	This loan, obtained on January 10, 2007 as a result of refinancing the previous note, is five-year, interest-only financing.

(3)	This loan has one two-year extension option. The loan bears interest at LIBOR plus 275 basis points. In May 2006, Crescent Irvine, LLC, entered into an interest rate swap agreement struck at 5.34%.

(4)	We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital and return of our capital.

(5)	This loan has one one-year extension option. Redtail Capital Partners One, LLC is owned 100% by Redtail. The loans supporting this facility are subject to daily valuations by Morgan Stanley and we are subject to a margin call if the overall leverage exceeds certain thresholds. The loan bears interest as follows: $28.8 million at LIBOR plus 185 basis points and $12.5 million at LIBOR plus 170 basis points.

(6)	We guarantee $1.0 million of this loan. The loan bears interest at LIBOR plus 470 basis points.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY
     The significant terms of our primary debt financing arrangements existing as of March 31, 2007, are shown below:

			Balance
			Outstanding at
	Secured	Maximum	March 31,	Interest Rate at
Description	Asset	Borrowings	2007	March 31, 2007		Maturity Date
Secured Fixed Rate Debt:
AEGON Partnership Note (1) (3)	Greenway Plaza	$240,617	$240,617	7.53%		July 2009
Prudential Note (3)	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000	4.88		October 2015
Bank of America Note I (2) (3)	Fairmont Sonoma Mission Inn	55,000	55,000	5.40		February 2011
Morgan Stanley I	The Alhambra	50,000	50,000	5.06		October 2011
Allstate Life Note (2) (3)	Financial Plaza	38,807	38,807	5.47		October 2010
Bank of America Note II(4)	The BAC – Colonnade Building	37,306	37,306	5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Northwestern Life Note (2) (3)	301 Congress Avenue	26,000	26,000	4.94		November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755	4.98		September 2011
Allstate Note (5)	3993 Hughes	23,832	23,832	6.65		September 2010
Metropolitan Life Note VI (5)	3960 Hughes	21,835	21,835	7.71		October 2009
Acquisition and other obligations (2) (3)	Various Office and Resort Residential Assets	40,453	40,453	0.90 to 13.75		July 2007 to Dec. 2016
Secured Fixed Rate Defeased Debt (6):
LaSalle Note I	Funding I Defeasance	99,542	99,542	7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,145	7,145	10.07		July 2010

Subtotal/Weighted Average		$868,792	$868,792	6.33%

Unsecured Fixed Rate Debt:
The 2009 Notes (7) (8)		$375,000	$375,000	9.25%		April 2009
The 2007 Notes(7)		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000	8.55%

Secured Variable Rate Debt:
German American Capital Corporation Note (3) (9)	Funding One Assets	$165,000	$165,000	6.79%		June 2007
Morgan Stanley II (10)	Mezzanine Investments	100,000	31,574	7.09		March 2009
KeyBank II	Distributions from Funding III, IV and V	75,000	75,000	7.32		June 2007
Mass Mutual Note	3800 Hughes	32,203	32,203	6.07		July 2007
Acquisition and other obligations (2) (3)	Various Office and Other Assets	16,281	15,815	6.57 to 9.25		June 2007 to December 2012
Secured Variable Rate Construction Debt:
KeyBank I (11)	Ritz-Carlton Dallas Construction	169,000	93,624	7.57		July 2008
JP Morgan Chase (2) (3)	Northstar Big Horn Construction	85,411	60,290	7.75		October 2007
Societe Generale I (12)	3883 Hughes Construction	52,250	40,616	7.12		September 2008
FirstBank of Vail (2) (3)	Village Walk Construction	28,520	9,119	7.75		February 2008
US Bank II (2) (3)	Northstar Trailside Construction	36,000	4,790	8.10		March 2009
US Bank I (2) (3) (13)	Beaver Creek Landing Construction	33,400	22,634	7.07		February 2008
National Bank of Arizona (2) (3)	Haciendas/Parcel 16 Construction	30,000	11,325	8.75		October 2007
California Bank & Trust (2) (3) (14)	One Riverfront Construction	27,500	20,443	8.38		March 2008
JP Morgan Chase Bank (2) (3)	Old Greenwood Construction	21,000	19,977	8.25		March 2008
Construction obligations (2) (3)	Various Office and Resort Residential Assets	66,759	38,227	7.45 to 9.25		July 2007 to December 2010

Subtotal/Weighted Average		$938,324	$640,637	7.22%

Unsecured Variable Rate Debt:
Credit Facility (15)		$358,403	$188,500	6.92%		February 2008
Junior Subordinated Notes (16)		51,547	51,547	7.36		June 2035
Junior Subordinated Notes (16)		25,774	25,774	7.36		July 2035

Subtotal/Weighted Average		$435,724	$265,821	7.05%

Total/Weighted Average		$2,867,840	$2,400,250	7.24	%(17)

Average remaining term				2.8 years

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	The remaining outstanding balance of this note at maturity will be approximately $223.4 million.

(2)	All or a portion of the balance outstanding is included in the “Liabilities related to properties held for disposition” line item in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. See Note 4, “Discontinued Operations” for further discussion of held for sale properties.

(3)	All or a portion of the interest expense related to this note is included in discontinued operations for the three months ended March 31, 2007 and 2006.

(4)	The outstanding principal balance of this loan at maturity will be approximately $33.7 million.

(5)	We assumed these loans in connection with the Hughes Center properties acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at March 31, 2007, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:

(dollars in thousands)	Unamortized		Balance at
Loan	Premium	Effective Rate	Maturity
Northwestern	$99	3.80%	$8,663
Allstate Note	878	5.19%	20,771
Metropolitan Life Note VI	998	5.68%	19,239

Total	$1,975		$48,673

The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt.

(6)	We purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from defeasance investments (principal and interest) matches the debt service payment of the loans.

(7)	To incur any additional debt, the indenture requires us to meet thresholds for a number of customary financial and other covenants including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on our ability to make certain payments, including distributions to shareholders and investments.

(8)	At our option, these notes can be called for a premium of 2.3125% as of April 2007 and in April 2008 for par.

(9)	This note consists of a $110.0 million senior loan at LIBOR plus 108 basis points, a $40.0 million first mezzanine loan at LIBOR plus 225 basis points and a $15.0 million second mezzanine loan at LIBOR plus 225 basis points. This note has three one-year extension options.

(10)	This loan has one one-year extension option. The loan supporting this facility is subject to daily valuations by Morgan Stanley and we are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(11)	This loan has three one-year extension options.

(12)	This loan has two one-year extension options. The rate on this loan, currently at LIBOR plus 180 basis points, decreases to LIBOR plus 170 basis points when the following are met: 85% leased and 75% occupied.

(13)	This loan has one six-month extension option.

(14)	This loan has one one-year extension option.

(15)	Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage ratio, minimum tangible net worth, and a specific mix of office and hotel assets and average occupancy of Office Properties. At March 31, 2007, the borrowing capacity remaining under the credit facility was $160.4 million. The outstanding balance excludes letters of credit issued under our credit facility of $9.5 million which reduces our maximum borrowing capacity. As of March 31, 2007, the spread to LIBOR was 160 basis points. The spread to LIBOR on this loan decreases to 150 basis points if we reduce leverage below 45% and it increases to 175 basis points if we exceed 55% leverage.

(16)	The securities are callable at no premium after June and July 2010.

(17)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.23%.
     The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

			Weighted
		Percentage	Average		Weighted Average
(in thousands)	Balance	of Debt(1)	Rate		Maturity
Fixed Rate Debt	$1,493,792	62.2%	7.26%		2.6 years
Variable Rate Debt	906,458	37.8	7.14		3.1 years

Total Debt	$2,400,250	100.0%	7.24	%(2)	2.8 years

(1)	Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $308.2 million of hedged variable rate debt, are 75.1% and 24.9%, respectively.

(2)	Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.23%.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Listed below are the aggregate principal payments by year required as of March 31, 2007, under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

	Secured	Defeased	Unsecured
(in thousands)	Debt	Debt	Debt	Total (1)
2007	$376,788	$99,741	$250,000	$726,529
2008	292,257	289	188,500	481,046
2009	279,335	320	375,000	654,655
2010	134,082	6,337	—	140,419
2011	181,129	—	—	181,129
Thereafter	139,151	—	77,321	216,472

	$1,402,742	$106,687	$890,821	$2,400,250

(1)	Based on contractual maturity and does not include extension options on Bank of America III Loan, Societe Generale Loan, Guaranty Bank Loan, KeyBank I Construction Loan, California Bank & Trust Loan, US Bank I Loan, Morgan Stanley II Loan or German American Capital Corporation Note.
     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, the 2007 Notes, 2009 Notes, KeyBank I Loan, Morgan Stanley II Loan, Societe Generale I Construction Loan and KeyBank II Loan after the notice and cure periods for the other indebtedness have passed. As of March 31, 2007, no event of default had occurred. Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the three months ended March 31, 2007, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
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
9. INTEREST RATE SWAPS AND CAPS
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of March 31, 2007, we had interest rate swaps and interest rate caps designated as cash flow hedges, which are accounted for in conformity with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
     Our interest rate swaps and caps are designated as cash flow hedge agreements, which are included in the “Other assets, net” and “Accounts payable, accrued expenses and other liabilities” line items in the Consolidated Balance Sheets. Additional interest expense and unrealized gains (losses) are recorded in Accumulated other comprehensive income, or OCI, for the three months ended March 31, 2007. For the three months ended March 31, 2007, the fair value of our interest rate swaps and caps and the reduction to our interest expense recorded was not significant to our financial condition or results of operations. We recognized a change in unrealized gains (losses) in OCI which was not significant to our results of operations. In addition, one of our unconsolidated companies has an interest rate swap, which did not recognize a change in unrealized gains (losses) for the three months ended March 31, 2007.
     We have designated our cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt. The interest rate swaps for our consolidated entities have been and are

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be recognized in earnings as interest expense when the hedged items impact earnings. If an interest rate swap falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. During the three months ended March 31, 2007, one of our unconsolidated companies recognized an amount of hedge ineffectiveness which was not significant to our financial condition or results of operations.
     Over the next 12 months, we expect to recognize interest expense related to the effective portions of the cash flow hedge agreements which is not significant to our financial condition or results of operations.
10. MARKETABLE SECURITIES
     Our marketable securities consist of two types of securities: held to maturity and trading. The following table presents the cost, fair value and unrealized gains and losses as of March 31, 2007 and December 31, 2006, of our held to maturity securities.

(in thousands)	March 31, 2007	December 31, 2006
Cost	$113,601	$115,371
Fair Value	115,058	114,657
Unrealized Gain/(Loss)	1,457	(714)
     Held to maturity securities are carried at amortized cost and consist of $109.2 million and $111.0 million of defeasance investments at March 31, 2007 and December 31, 2006, respectively, included in “Defeasance investments” in the accompanying Consolidated Balance Sheets, which consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on LaSalle Note I and the Nomura Funding VI note. The total cost of held to maturity securities includes $4.4 million of bonds at March 31, 2007 and December 31, 2006, which is associated with properties classified as held for sale and has been included in the “Properties held for disposition, net” line item in our Consolidated Balance Sheets.
     Trading securities primarily consist of marketable securities purchased in connection with our dividend incentive unit program. These securities are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the change in fair value recognized in earnings. The fair value of our trading securities was $0.4 million and $0.7 million at March 31, 2007 and December 31, 2006, respectively.
11. COMMITMENTS AND CONTINGENCIES
     The FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, requiring a guarantor to disclose its guarantees. For our guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We recorded a liability for the Fresh Choice and U.S. Bank National Association guarantees in an amount not significant to our operations. We have not recorded a liability associated with the other guarantees as they were entered into prior to the adoption of FIN 45. Our guarantees in place as of March 31, 2007, are listed in the table below.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	March 31, 2007	March 31, 2007
CRDI – U.S. Bank National Association(1) (4)	$17,285	$20,393
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (2) (4)	7,840	7,840
Fresh Choice, LLC(3)	1,000	1,000

Total Guarantees	$26,125	$29,233

(1)	We entered into a Payment and Completion Guaranty with U.S. Bank National Association for the repayment of bonds that were issued by the Northstar Community Housing Corporation to fund construction of an employee housing project. The initial guaranty of $20.4 million decreases to $5.1 million once construction is complete and certain conditions are met and decreases further and is eventually released as certain debt service coverage ratios are achieved.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2)	We provide a $7.8 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(3)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.

(4)	CRDI has been classified as held for sale and included in discontinued operations as of March 31, 2007.
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
     In January 2005, we and the Canyon Ranch founders contributed or sold our investments in certain Canyon Ranch branded entities and properties to two newly formed entities, CR Spa, LLC and CR Operating, LLC, in which we have a 48% common equity interest and the founders hold the remaining 52% interest. In connection with this transaction, we agreed to indemnify the founders regarding the tax treatment of the transaction, not to exceed $2.5 million, and certain other matters. We believe there is a remote likelihood that payment will ever be required related to these indemnities.
12. MINORITY INTERESTS
     Minority interests in the Operating Partnership represent the proportionate share of the equity in the Operating Partnership of limited partners other than Crescent. The ownership share of limited partners other than Crescent is evidenced by Operating Partnership units. Of the total outstanding amount of Operating Partnership units, 1,082,250 vested restricted units (2,164,500 common share equivalents) are subject to redemption for cash as part of the 2004 and 2005 Unit Plans. The Operating Partnership pays a regular quarterly distribution to the holders of Operating Partnership units.
     Each Operating Partnership unit generally may be exchanged for either two common shares of Crescent or, at the election of Crescent, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent’s percentage interest in the Operating Partnership increases. During the three months ended March 31, 2007, there were 11,878.5 unit options exercised; these units were exchanged for 23,757 common shares of Crescent.
     Minority interests in real estate partnerships represent joint venture or preferred equity partners’ proportionate share of the equity in certain consolidated real estate partnerships. Income in the real estate partnerships is allocated to minority interests based on weighted average percentage ownership during the year.
     The following table summarizes minority interests as of March 31, 2007 and December 31, 2006:

	March 31,		December 31,
(in thousands)	2007		2006
Limited partners in the Operating Partnership	$12,711		$23,461
Limited partners in the Operating Partnership – Units subject to redemption	43,420		46,970
Limited partners in the Operating Partnership – Unvested units subject to redemption	6,658		5,434
Development joint venture partners – Resort Residential Development Segment	31,930		32,399
Joint venture partners – Office Segment	11,547		11,543
Joint venture partners – Resort/Hotel Segment	4,427		5,368
Other	2,098		528

	$112,791	(1)	$125,703	(1)

(1)	Includes $47.1 million and $48.5 million non-unitholder minority interest associated with held for sale properties for the periods ended March 31, 2007 and December 31, 2006, respectively. See Note 4, “Discontinued Operations,” for further discussion related to these properties.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table summarizes the minority interests’ share of net income (loss) before discontinued operations for the three months ended March 31, 2007 and 2006:

	March 31,	March 31, 2006
(in thousands)	2007	(Restated)
Limited partners in the Operating Partnership	$(5,776)	$(3,016)
Development joint venture partners – Resort Residential Development Segment	9	3
Joint venture partners – Office Segment	4	—
Other	(4)	(29)

	$(5,767)	$(3,042)

13. SHAREHOLDERS’ EQUITY
Distributions
     The following table summarizes the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the three months ended March 31, 2007.
(dollars in thousands, except per share amounts)

	Per Share				Annual
	Dividend/	Total	Record	Payment	Dividend/
Security	Distribution	Amount	Date	Date	Distribution
Common Shares/Units (1)	$0.375	$45,796 (2)	1/31/07	2/15/07	$1.50
Series A Preferred Shares	0.422	5,990	1/31/07	2/15/07	1.6875
Series B Preferred Shares	0.594	2,019	1/31/07	2/15/07	2.3750

(1)	Represents one-half the amount of the distribution per unit because each unit is exchangeable for two common shares.

(2)	Does not include dividends on unvested restricted units, which will be paid in arrears upon vesting.
14. INCOME TAXES
     Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities of the taxable consolidated entities and the income tax basis. For the three months ended March 31, 2007, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.
     We intend to maintain our qualification as a REIT under Section 856 of the U.S. Internal Revenue Code of 1986, as amended (the Code). As a REIT, we generally will not be subject to federal corporate income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders. Accordingly, we do not believe that we will be liable for current income taxes on our REIT taxable income at the federal level or in most of the states in which we operate. We consolidate certain taxable REIT subsidiaries, which are subject to federal and state income tax. For the three months ended March 31, 2007 and 2006, our income tax expense from continuing operations was $1.0 million and $0.8 million, respectively. Our $1.0 million income tax expense at March 31, 2007 consists primarily of tax expense for the Office Segment.
     At March 31, 2007, we had a net current and deferred tax liability of $7.4 million. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The change in the valuation allowance was not significant for the three months ended March 31, 2007.
Adoption of FIN 48
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. We file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. Our federal and state income tax returns for the year ended December 31, 2003 and subsequent years are currently subject to examination by the Internal Revenue Service or other

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
taxing authorities. Certain of our state income tax returns for the year ended December 31, 2002 also are currently subject to examination.
     We recognize accrued interest related to unrecognized tax benefits in the “Interest expense” line item and any related penalties in “General and administrative expenses” in our Consolidated Statements of Operations. During the three months ended March 31, 2007, we recognized an amount of interest expense and penalties that was not significant to our financial statements.
     As a result of the adoption of FIN 48, we recognized liabilities of $0.7 million for unrecognized tax benefits and $0.1 million of related accrued interest ($0.5 million, net of minority interests and federal tax benefit). This charge was accounted for as a $0.5 million increase to the January 1, 2007 balance of Accumulated Deficit in our Consolidated Statement of Shareholders’ Equity.
     The total balance of unrecognized tax benefits was $ 0.7 million at March 31, 2007. This amount, if recognized, would affect the annual effective tax rate. We do not expect that the total amount of unrecognized tax benefit will significantly increase or decrease over the next twelve months.
15. RELATED PARTY TRANSACTIONS
Loans to Employees and Trust Managers of the Company for Exercise of Stock Options and Unit Options
     As of March 31, 2007, we had approximately $37.9 million in loan balances outstanding reflected in the “Additional paid-in capital” line item in the Consolidated Balance Sheets, inclusive of current interest accrued of approximately $0.2 million, to certain of our employees and trust managers on a recourse basis under stock and unit incentive plans pursuant to an agreement approved by our Board of Trust Managers and its Executive Compensation Committee. The employees and the trust managers used the loan proceeds to acquire common shares of Crescent pursuant to the exercise of vested stock and unit options. The loans bear interest at 2.52% per year, payable quarterly, mature on July 28, 2012, and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $37.9 million total outstanding loans at March 31, 2007. No conditions exist at March 31, 2007 which would cause any of the loans to be in default.
16. SEVERANCE AND OTHER RELATED COSTS
     During the first quarter of 2007, the Board of Trust Managers approved and we announced our intentions to implement a Strategic Plan to become a pure play office REIT. Key elements of this plan include selling our resort and hotel properties, certain resort residential developments, and certain office properties in Dallas, Austin, Phoenix and Seattle. These asset sales are expected to be completed by the end of 2007 and as a result of these sales, we will significantly reduce debt and general and administrative costs.
     As part of this Strategic Plan, we expect to incur a total of approximately $4.9 million severance and other related charges during 2007, of which $4.3 million has been incurred and a liability recorded, for the three months ended March 31, 2007. The additional $0.6 million charges associated primarily with retention costs, will be incurred and a liability recorded, during the period April 1, 2007 through September 30, 2007. The $4.9 million of severance and other related charges, by segment, is as follows: Office Segment — $1.1 million; Resort Residential Development Segment — $0.2 million; Resort/Hotel Segment — $0.2 million; and Corporate and Other — $3.4 million.
     The $4.3 million of charges incurred are comprised of approximately $3.1 million associated with an involuntary termination plan, primarily severance costs for headcount reductions in our Fort Worth corporate office and Houston and Dallas regional offices. The severance charges are based on factors including the employees’ length of service, salary levels and bonus eligibility. We also incurred charges of approximately $0.8 million associated with retention charges for employees related to specific Office Properties classified as held for sale. Additionally, legal and advisory costs associated with the Strategic Plan of approximately $0.4 million were incurred.
     We record a liability for severance and other related costs, at fair value, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including, but not limited to, one-time involuntary termination benefits, certain contract termination costs and costs to consolidate facilities or relocate employees. We account for on-going benefit arrangements under SFAS No. 112, Employers’ Accounting for Postemployment Benefits, which requires that a liability be recognized when the costs are probable and reasonably estimable.

CRESCENT REAL ESTATE EQUITIES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          The liability balances for accrued severance and other related charges, by segment, were as follows as of March 31, 2007:

			Resort
			Residential		Resort/		Corporate
	Office		Development		Hotels		and Other	Total

Balance as of December 31, 2006	$—		$—		$—		$—	$—
Plan Charges	960,566	(1)	170,995	(1)	190,737	(1)	2,980,031	4,302,329
Cash Paid	—		—		—		(903,596)	(903,596)

Balance as of March 31, 2007	$960,566		$170,995		$190,737		$2,076,435	$3,398,733

(1)	These amounts are reflected in the “Income from discontinued operations, net of minority interests and taxes” line item in our Consolidated Statement of Operations for the three months ended March 31, 2007.
17. SUBSEQUENT EVENTS
Office Segment
Property Dispositions
          On April 17, 2007, we completed the sale of The Exchange Building, a wholly-owned Office Property located in Seattle, Washington. The sale generated net proceeds of approximately $78.2 million which were used to pay down our credit facility and we expect to recognize a gain of approximately $28.0 million.
          On April 23, 2007, we completed the sale of our 90% partnership interest in Parkway at Oakhill, a consolidated Office development joint venture with Champion Partners. The sale generated net proceeds of approximately $12.7 million, which were used for short-term liquidity requirements. We expect to recognize a gain of approximately $3.3 million, net of promoted interests due our partner and taxes.
          On May 3, 2007, we entered into an agreement for the sale of our joint venture interest in an Office Property. As we consolidate this joint venture interest, the Office Property is classified as held for sale and included in discontinued operations as of March 31, 2007 and December 31, 2006. The closing of the sale, subject to customary closing conditions, is anticipated to occur in the second quarter of 2007.
Other Segment
          On May 4, 2007, we only sold a mezzanine note for approximately $22.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
          You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1, “Financial Statements,” of this document and the more detailed information contained in our Form 10-K for the year ended December 31, 2006. In management’s opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the consolidated financial statements in Item 1, “Financial Statements.”
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
          The following factors might cause such a difference:
•	Risks associated with our Strategic Plan, including:
•	Our ability to effectively implement the plan, including our ability to achieve targeted reductions in general and administrative expenses;

•	Our ability to make divestitures called for by the plan on terms that are acceptable, or at all;

•	A loss of key personnel or highly skilled employees as a result of implementation of the plan or the uncertainty surrounding it;

•	The rate at which we will determine to make distributions to our shareholders; and

•	Our ability to effectively implement our ultimate strategy respecting our investment in the Canyon Ranch business;

•	Our ability to make the repayments and redemptions of our indebtedness and preferred equity contemplated by the plan together with our ability to reinvest available funds at anticipated returns and consummate anticipated office acquisitions and dispositions on favorable terms and within anticipated time frames;

•	Our ability, at our Office Properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration or termination on favorable terms, which properties continue to be adversely affected by existing real estate conditions (including the vacancy levels in particular markets, decreased rental rates and competition from other properties) and which may also be adversely affected by general economic downturns;

•	Adverse changes in the financial condition of existing office customers and the ability of these office customers to pay rent;

•	Lack of control and limited flexibility in dealing with our jointly owned investments;

•	The ability of El Paso Energy to satisfy its obligations to pay rent and termination fees in accordance with the terms of its agreement with us;

•	The concentration of a significant percentage of our office assets in Texas;

•	Pending our sale of our resort and hotel properties and our resort residential development business, risks associated with owning and operating those properties and businesses, including:

o	The ability of our Resort Residential Development Segment to develop, sell and deliver units and lots within anticipated time frames and within anticipated profit margins;

o	Deterioration in the market or in the economy generally and increases in construction cost associated with development of residential land or luxury residences, including single-family homes, town homes and condominiums; and

o	Deterioration in our resort/business-class hotel markets or in the economy generally and increase in construction cost associated with the development of resort/hotel properties;
•	Financing risks, such as our ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable rate debt, our ability to meet financial and other covenants, liquidity risks related to the use of warehouse facilities governed by repurchase agreements to fund certain of our mezzanine notes, and our ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

•	Reduced availability of insurance coverage on our owned properties for losses due to catastrophic events, such as windstorms and floods;

•	The inherent risk our mezzanine notes, which are structurally or contractually subordinated to senior debt, may become unsecured as a result of foreclosure by a senior lender on its collateral and are riskier than conventional mortgage loans;

•	Our failure to have effective internal control over financial reporting as a result of three incorrect accounting policies that constituted a material weakness, which have been described in more detail in our filings with the SEC;

•	The existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, the effect of the new Texas franchise tax legislation on Texas real estate investment trusts and the adverse consequences of the failure to qualify as a REIT; and

•	Other risks detailed from time to time in our filings with the SEC.
Given these uncertainties, readers are cautioned not to place undue reliance on such statements. We are not obligated to update these forward-looking statements to reflect any future events or circumstances.
Overview
          We are a REIT with assets and operations divided into four investment segments: Office, Resort Residential Development, Resort/Hotel and Temperature-Controlled Logistics. Our strategy, announced on March 1, 2007, whereby we adopted a plan, which we refer to as the Strategic Plan, is designed to simplify our business model by concentrating on our core Office Properties’ business. After executing our Strategic Plan, our remaining office portfolio is expected to consist of 22.6 million square feet, of which 11.7 million square feet, or 52%, will be owned in joint ventures. Our effective ownership will be 14.0 million square feet.
          The key elements of the Strategic Plan include:
•	Sale of our resort and hotel properties. Properties to be sold include the Fairmont Sonoma Mission Inn & Spa®, Ventana Inn & Spa in Big Sur, California, the Park Hyatt Beaver Creek Resort & Spa, and three business-class hotels.

•	Sale of resort residential developments. Properties and assets to be sold include Crescent Resort Development, Inc., Desert Mountain Development Corporation and the Sonoma Golf Club.

•	Opportunistic sale of office properties. Properties to be sold include virtually all suburban Dallas properties and all Austin properties, as well as our single assets in Phoenix, Arizona, and Seattle, Washington.

•	Reduction of general and administrative expenses. Implementation of savings began immediately on March 1, 2007 and is expected to be fully phased in by the end of 2007.

•	Use of sales proceeds to retire debt. We plan to first use the proceeds from asset sales to retire debt. We expect that our balance sheet will be significantly strengthened and our cost of capital lowered, giving us capacity for growth.

•	Alignment of dividend. We intend to align our dividend with industry-accepted pay-out ranges to allow for retention of capital for growth.
          In addition to the above elements, we are considering alternatives for our interest in Canyon Ranch® in conjunction with the founders of Canyon Ranch.

          See the Recent Developments discussion below for our first quarter 2007 achievements in executing our Strategic Plan, including purchase and sales agreements associated with the sale of certain Resort/Hotel Properties, the sale of certain Office Properties and the implementation of general and administrative savings initiatives and associated severance and other related charges incurred. We have maintained our current dividend in first quarter 2007, and will communicate our dividend plans as we execute asset sales. Additionally, refer to the Liquidity and Capital Resources section in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the use of proceeds associated with debt retirement resulting from executing our Strategic Plan.
Recent Developments
Office Segment
Property Dispositions
          On April 17, 2007, we completed the sale of The Exchange Building, a wholly-owned Office Property located in Seattle, Washington. The sale generated net proceeds of approximately $78.2 million which were used to pay down our credit facility and we expect to recognize a gain of approximately $28.0 million.
          On April 23, 2007, we completed the sale of our 90% partnership interest in Parkway at Oakhill, a consolidated Office development joint venture with Champion Partners. The sale generated net proceeds of approximately $12.7 million, which were used for short-term liquidity requirements. We expect to recognize a gain of approximately $3.3 million, net of promoted interests due our partner and taxes.
          On May 3, 2007, we entered into an agreement for the sale of our joint venture interest in an Office Property. As we consolidate this joint venture interest, the Office Property is classified as held for sale and included in discontinued operations as of March 31, 2007 and December 31, 2006. The closing of the sale, subject to customary closing conditions, is anticipated to occur in the second quarter of 2007.
Significant Tenant Lease Termination
          In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007, and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. As of March 31, 2007, we have collected $35.0 million of the lease termination fee. For the three months ended March 31, 2007 and 2006, we recognized $3.4 million and $8.8 million, respectively, in net termination fees, which includes accelerated termination fees and contractual full-service rents resulting from the re-lease of approximately 483,000 square feet. As of March 31, 2007, El Paso was current on all rent obligations.
Resort/Hotel Segment
          On March 5, 2007, we and Walton TCC Hotel Investors V, L.L.C., the Purchaser, entered into a series of purchase and sale agreements which were amended on March 23, 2007 effective as of March 5, 2007 pursuant to which, among other things, we agreed to sell our rights, title and interest in the Fairmont Sonoma Mission Inn & Spa®, the Sonoma Golf Club, the Ventana Inn & Spa®, the Park Hyatt Beaver Creek Resort & Spa, the Omni Austin hotel, the Denver Marriott hotel and the Renaissance Houston hotel.
          On April 2, 2007, Walton terminated the purchase agreements at the end of their due diligence period.
          On April 6, 2007, the original purchase agreements were amended and reinstated to adjust the total gross purchase price and to include the Austin Centre office building adjacent to the Omni Austin hotel. The total gross purchase price is approximately $620.5 million. Our share of the gross purchase price, determined after taking into account the interests of our partners in the sales and incentive payments due as a result of the sales, is approximately $580.0 million. The Purchaser has paid a nonrefundable earnest money deposit of approximately $11.0 million. The closing of the transaction, subject to the satisfaction of certain customary closing conditions, is anticipated to occur during the second quarter of 2007.
General and Administrative Expense Reduction
          As part of this Strategic Plan, we expect to incur a total of approximately $4.9 million severance and other related charges during 2007, of which $4.3 million has been incurred and a liability recorded, for the three months ended March 31, 2007. The $4.9 million of severance and other related charges, by segment, is as follows: Office Segment — $1.1 million; Resort Residential Development Segment — $0.2 million; Resort/Hotel Segment — $0.2 million; and Corporate and Other — $3.4 million. The remaining $0.6 million charges associated primarily with future retention costs, will be incurred and a liability recorded, during the period April 1, 2007 through September 30, 2007.

          The $4.3 million of charges incurred are comprised of approximately $3.1 million associated with an involuntary termination plan, primarily severance costs for headcount reductions in our Fort Worth corporate office and Houston and Dallas regional offices. The severance charges are based on factors including the employees’ length of service, salary levels and bonus eligibility. We also incurred charges of approximately $0.8 million associated with retention charges for employees related to specific Office Properties classified as held for sale. Additionally, legal and advisory costs associated with the Strategic Plan of approximately $0.4 million were incurred.
          We record a liability for severance and other related costs at fair value, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including, but not limited to, one-time involuntary termination benefits, certain contract termination costs and costs to consolidate facilities or relocate employees. We account for on-going benefit arrangements under SFAS No. 112, Employers’ Accounting for Postemployment Benefits, which requires that a liability be recognized when the costs are probable and reasonably estimable.
          The liability balances for accrued severance and other related charges, by segment, were as follows as of March 31, 2007:

			Resort
			Residential		Resort/		Corporate
	Office		Development		Hotel		and Other	Total
Balance as of December 31, 2006	$—		$—		$—		$—	$—
Plan Charges	960,566	(1)	170,995	(1)	190,737	(1)	2,980,031	4,302,329
Cash Paid	—		—		—		(903,596)	(903,596)

Balance as of March 31, 2007	$960,566		$170,995		$190,737		$2,076,435	$3,398,733

(1)	These amounts are reflected in the “Income from discontinued operations, net of minority interests and taxes” line item in our Consolidated Statement of Operations for the three months ended March 31, 2007.
Other Segment
Mezzanine Notes
          Mezzanine loans are reflected in the “Notes receivable, net” line item in the consolidated financial statements. Mezzanine loans are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt or in the form of loans to the direct or indirect parent of the property owner secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.
          At March 31, 2007, we had approximately $122.0 million of mezzanine notes outstanding which mature in 2007 through 2010 and had a weighted average interest rate of 14.08%. During the first quarter of 2007, we recorded an impairment charge of $1.9 million associated with one of our mezzanine notes. On May 4, 2007, we sold this mezzanine note for approximately $22.3 million.
2007 Operating Performance
Office Segment
          The following table shows the performance factors on stabilized properties(1), excluding properties held for sale, used by management to assess the operating performance of the Office Segment:

	2007		2006
Economic Occupancy(2) (at March 31 and December 31)	90.6%		90.5%
Leased Occupancy(3) (at March 31 and December 31)	93.4%		93.7%
In-Place Weighted Average Full-Service Rental Rate per Sq. Ft. per year(4) (at March 31 and December 31)	$24.46		$23.36
Tenant Improvement and Leasing Costs per Sq. Ft. per year (three months ended March 31)	$4.45		$3.84
Average Lease Term(5) (three months ended March 31)	6.7	yrs	4.9	yrs
Same-Store NOI(6) Increase (Decline) (three months ended March 31)	4.4%		(2.3)%
Same-Store Average Occupancy (three months ended March 31)	91.4%		90.3%

(1)	Stabilization is deemed to occur upon the earlier of (a) achieving 90% occupancy, (b) one year following the acquisition date or date placed in service (related to developments) or (c) two years following the acquisition date for properties which are being repositioned.

(2)	Economic occupancy reflects the occupancy of all tenants paying rent.

(3)	Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(4)	Calculated based on base rent payable at March 31, 2007, giving effect to free rent and scheduled rent increases and including adjustments for expenses payable by or reimbursable from tenants. The weighted average full-service rental rate for the El Paso lease reflects weighted average full-service rental rate over the shortened term and excludes the impact of the net lease termination fee being recognized ratably to income through December 31, 2007.

(5)	Reflects leases executed during the period.

(6)	Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.
Resort Residential Development Segment
          The following tables show the performance factors used by management to assess the operating performance of the Resort Residential Development Segment. Information is provided for Crescent Resort Development, Inc., or CRDI, and Desert Mountain, which represent our significant investments in this segment as of March 31, 2007. These Resort Residential Development Properties were classified as held for sale as of March 31, 2007.
CRDI

	For the three months ended March 31,
(dollars in thousands)	2007	2006
Resort Residential Lot Sales	32	29
Resort Residential Unit Sales:
Townhome Sales	6	2
Condominium Sales	3	30
Equivalent Timeshare Sales	7.31	1.66
Average Sales Price per Resort Residential Lot	$245	$175
Average Sales Price per Resort Residential Unit	$3,027	$1,901
          CRDI, which invests primarily in mountain residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand.
Desert Mountain

	For the three months ended March 31,
(dollars in thousands)	2007	2006
Resort Residential Lot Sales	—	1
Average Sales Price per Lot (1)	—	$1,574
Resort Residential Unit Sales	2	1
Average Sales Price per Unit (1)	$1,600	$1,786

(1)	Includes equity golf memberships
          Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory.
Resort/Hotel Segment
          The following table shows the performance factors used by management to assess the operating performance of our Resort/Hotel Properties. The Resort/Hotel Properties were classified as held for sale and included in discontinued operations as of March 31, 2007. See “Recent Developments” section above for a discussion of the current status of these Properties.

	For the three months ended March 31,
			Average		Average		Revenue Per
	Same-Store NOI(1)		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night
	2007	2006	2007	2006	2007	2006	2007	2006
Luxury Resorts and Spas	(8)(2)%	19%	70%	69%	$453	$408	$317	$281
Upscale Business Class Hotels	3%	38%	71%	76%	$150	$135	$107	$103

(1)	Same-Store NOI (net operating income) represents net income excluding depreciation and amortization, interest expense and rent expense for Resort/Hotel Properties owned for the entirety of the comparable periods.

(2)	The decrease in Same-Store NOI is primarily related to Park Hyatt Beaver Creek Resort and Spa’s conversion of 85 rooms into additional space in the Allegria Spa and 15 fractional units for sale in our Resort Residential Development Segment.

Results of Operations
     The following table shows the variance in dollars for certain of our operating data between the three months ended March 31, 2007 and 2006.

Total variance in
dollars between
the three months ended
(in millions)	March 31, 2007 and 2006
REVENUE:
Office Property	$0.2
Other Property	0.2

Total Property revenue	$0.4

EXPENSE:
Office Property real estate taxes	$0.7
Office Property operating expenses	0.3
Other Property expense	0.6

Total Property expense	$1.6

Income from Property Operations	$(1.2)

OTHER INCOME (EXPENSE):
Interest and other income	(8.3)
Corporate general and administrative	4.5
Severance and other related costs	(3.0)
Interest expense	(1.8)
Amortization of deferred financing costs	(0.2)
Extinguishment of debt	(0.5)
Depreciation and amortization	(1.9)
Impairment charges	(1.9)
Other expenses	(0.5)
Equity in net income (loss) of unconsolidated companies:
Office Properties	0.1
Resort Residential Development Properties	(0.4)
Resort/Hotel Properties	0.3
Temperature-Controlled Logistics Properties	(2.3)
Other	0.2

Total other income (expense)	$(15.7)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$(16.9)

Minority interests	2.6
Income tax benefit	(0.2)

LOSS BEFORE DISCONTINUED OPERATIONS	$(14.5)

Income from discontinued operations, net of minority interests and taxes	11.4
Loss on sale of real estate from discontinued operations, net of minority interests	(0.1)

NET LOSS	$(3.2)

Series A Preferred Share distributions	—
Series B Preferred Share distributions	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3.2)

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006 (Restated).
Property Revenues
          Total property revenues increased $0.4 million, or 0.5%, to $79.1 million for the three months ended March 31, 2007, as compared to $78.7 million for the three months ended March 31, 2006. The primary components of the increase in total property revenues are discussed below.
•	Office Property revenues increased $0.2 million, or 0.2%, to $77.4 million, primarily due to increased recovery revenue and other income, partially offset by a decrease in lease termination fees.

•	Other Property revenues increased $0.2 million, or 13.3%, to $1.7 million, primarily due to an increase in Resort Residential Development Property revenues related to an increase in lot sales at Houston Area Development Corporation.
Property Expenses
          Total property expenses increased $1.6 million, or 4.1%, to $40.4 million for the three months ended March 31, 2007, as compared to $38.8 million for the three months ended March 31, 2006. The primary components of the decrease in total property expenses are discussed below.
•	Office Property expenses increased $1.0 million, or 2.7%, to $38.2 million, primarily due to increased non-controllable expenses (utilities, insurance and taxes) for the three months ended March 31, 2007 compared to the same period in 2006.

•	Other Property expenses increased $0.6 million, or 37.5%, to $2.2 million, primarily due to an increase in Resort Residential Development Property expenses as a result of increased marketing costs related to the Ritz-Carlton Phase II development.
Other Income/Expense
          Total expenses, net of other income, increased $15.7 million, or 31.2%, to $66.1 million for the three months ended March 31, 2007, compared to $50.4 million for three months ended March 31, 2006. The primary components of the increase in total expenses are discussed below.
Other Income
          Other income decreased $10.5 million, or 61.8%, to $6.5 million for the three months ended March 31, 2007, as compared to $17.0 million for the three months ended March 31, 2006. The primary components of the decrease in other income are discussed below.
•	Interest and other income decreased $8.3 million to $7.3 million, primarily due to $6.2 million in prepayment fees received on two mezzanine loans which were paid off during the three months ended March 31, 2006; and

•	Equity in net income of unconsolidated companies decreased $2.1 million to a $0.6 million loss, primarily due to:
▪	A decrease of $2.3 million in Temperature-Controlled Logistics equity in net income primarily attributable to:
o	$0.7 million increase in interest expense due to additional debt resulting from the refinancing in December 2006 and higher capital lease obligations resulting from the ConAgra facilities purchase;

o	$0.7 million increase in depreciation expense due to the purchase of the ConAgra facilities in fourth quarter of 2006 and improvements to existing facilities;

o	$0.6 million decrease in operating margins primarily due to additional corporate overhead costs; and

o	$0.6 million gain on condemned facility in the first quarter of 2006.
Other Expenses
          Other expenses increased $5.2 million, or 7.7%, to $72.7 million for the three months ended March 31, 2007, compared to $67.5 million for the three months ended March 31, 2006. The primary components of the increase in other expenses are discussed below.
•	Severance and other related costs increased $3.0 million, primarily attributable to corporate severance and retention costs associated with the March 1, 2007 announcement of our Strategic Plan designed to simplify our business model and to become a pure play office REIT and reduce corporate general and administrative expenses;

•	Depreciation expense increased $1.9 million, primarily due to additions to leasehold and building improvements and lease commissions;

•	Impairment charges increased $1.9 million associated with a mezzanine note; and

•	Interest expense increased $1.8 million, primarily due to changes in the weighted average debt balance and in the hedged weighted average interest rate; partially offset by

•	A decrease in Corporate general and administrative costs of $4.5 million, or 30.4%, to $10.3 million due primarily to:
▪	a decrease of $3.3 million in compensation expense associated with restricted units granted under our long-term incentive compensation plans in December 2004 and May 2005; and

▪	a decrease of $0.7 million in expenses related to Sarbanes-Oxley compliance and travel and entertainment.
Discontinued Operations
          The following table shows certain of our operating data in discontinued operations for the three months ended March 31, 2007 and 2006.

	For the three months
	ended March 31,
(in thousands)	2007	2006	Variance
REVENUE:
Office Property	$24,917	$22,882	2,035
Resort Residential Development Property	82,502	97,787	(15,285)
Resort/Hotel Property	38,564	39,790	(1,226)

Total Property revenue	$145,983	160,459	(14,476)

EXPENSE:
Office Property real estate taxes	$3,667	$3,248	419
Office Property operating expenses	10,288	11,125	(837)
Resort Residential Development Property expense	68,046	90,093	(22,047)
Resort/Hotel Property expense	28,520	29,425	(905)

Total Property expense	$110,521	$133,891	(23,370)

Income from Property Operations	$35,462	$26,568	8,894

OTHER INCOME (EXPENSE):
Other income and expense	$(6,463)	$(3,859)	(2,604)
Severance and other related costs	(1,323)	—	(1,323)
Depreciation and amortization	(10,404)	(16,793)	6,389

Total other income (expense)	$(18,190)	$(20,652)	2,462

INCOME FROM DISCONTINUED OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$17,272	$5,916	11,356
Minority interests	(4,786)	(1,298)	(3,488)
Income tax benefit (expense)	3,262	(282)	3,544

INCOME FROM DISCONTINUED OPERATIONS	$15,748	$4,336	11,412

          Income from discontinued operations on assets sold and held for sale increased $11.4 million, or 265.1%, to $15.7 million. The primary components of the increase are described below:
•	Resort Residential Development Property revenues decreased $15.3 million, or 15.6%, to $82.5 million, primarily attributable to:
▪	a decrease of $12.3 million in Crescent Resort Development, Inc. revenues primarily related to:
o	a decrease of $60.0 million primarily related to product mix and units available for sale in 2006 versus 2007 at Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Iron Horse Lake Tahoe, California, and Creekside Townhomes in Denver, Colorado, which had sales in the three months ended March 31, 2006, but no sales in the same period 2007; partially offset by

o	an increase of $42.8 million primarily related to product mix and units available for sale in 2007 versus 2006 at Village Walk and EW Hotel Residences in Beaver Creek, Colorado, Northstar Big Horn in Lake Tahoe, California, and Brownstones-Phase 1 in Denver, Colorado, which had sales in the three months ended March 31, 2007, but no sales in the same period 2006; and

o	an increase of $5.0 million primarily related to product mix, lots and units available for sale in 2007 versus 2006 at Old Greenwood and Gray’s Crossing in Lake Tahoe, California, Delgany in Denver, Colorado, and Eagle Ranch in Eagle, Colorado, which had sales in the three months ended March 31, 2007, but reduced sales in the same period 2006; and
▪	a decrease of $2.9 million at Desert Mountain primarily related to a decrease of $2.0 million in other revenue primarily resulting from reduced membership transfer fee income activity.
•	Resort Residential Development Property expense decreased $22.0 million, or 24.5%, to $68.0 million, primarily attributable to a decrease of $20.8 million in Crescent Resort Development, Inc. expenses primarily related to:
▪	a decrease of $57.1 million primarily related to product mix and units available for sale in 2006 versus 2007 at Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Iron Horse in Lake Tahoe, California, and Creekside Townhomes in Denver, Colorado, which had sales in the months ended March 31, 2006, but no sales in the same period 2007; partially offset by

▪	an increase of $33.9 million primarily related to product mix and units available for sale in 2007 versus 2006 at Village Walk and EW Hotel Residences in Beaver Creek, Colorado, Northstar Big Horn in Lake Tahoe, California, and Brownstones-Phase 1 in Denver, Colorado, which had sales in the three months ended March 31, 2007, but no sales in the same period 2006; and

▪	an increase of $3.4 million primarily related to product mix, lots and units available for sale in 2007 versus 2006 at Old Greenwood and Gray’s Crossing in Lake Tahoe, California, Delgany in Denver, Colorado, and Eagle Ranch in Eagle, Colorado, which had sales in the three months ended March 31, 2007, but reduced sales in the same period 2006.
•	Depreciation and amortization expense decreased $4.9 million, or 29.2%, to $11.8 million, primarily attributable to two months of depreciation expense on assets held for sale beginning March 1, 2007, compared to a three-month period for the same period in 2006.
Liquidity and Capital Resources
Overview
          Our primary sources of liquidity are cash flow from operations, our credit facility, construction loans and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through March 31, 2008 consist primarily of our normal operating expenses, maturity of our 2007 Notes, maturity of certain secured debt, recurring principal and interest payments on our debt, Resort Residential Development capital expenditures, capital expenditures for operating properties, potential redemption of restricted units from our Operating Partnership and distributions to our shareholders. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements other than the level of debt obligations maturing after March 31, 2008.

          We intend to use the proceeds from the substantial asset sales that we expect to make in accordance with our Strategic Plan which is discussed in the Overview section to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to address many of our long-term liquidity requirements early, including: retiring our 9.25% senior notes due April 2009, the 2007 Notes, selected mortgage debt, our Series B Preferred Shares and outstanding borrowings under our revolving credit facility. Additionally, if and when we sell our Resort Residential Development Properties, we expect to eliminate all related construction debt as well as future Resort Residential capital expenditures.
Short-Term Liquidity
          We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred shares, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2007. The cash flow from our Resort Residential Development Segment is cyclical in nature and primarily realized in the last quarter of each year. While we expect to sell virtually all of the investments comprising this segment in 2007, we may meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility, additional borrowings or asset sales in accordance with our Strategic Plan. As of March 31, 2007, we had up to $160.4 million of borrowing capacity available under our credit facility. If our Board of Trust Managers continues to declare distributions on our common shares at current levels, our cash flow from operations, after payments discussed above, is not expected to fully cover such distributions on our common shares in 2007. However, as part of our Strategic Plan, we intend to align our distributions with industry-accepted pay-out ranges to allow for retention of capital for growth. We will communicate our distribution plans as we execute asset sales. In the meantime, we intend to use proceeds from any asset sales and joint ventures and borrowings under our credit facility to cover any distribution shortfall.
          In addition, through March 31, 2008, we may make capital expenditures that are not in the ordinary course of operations of our business of approximately $107.0 million, primarily relating to new developments of investment property. We anticipate funding these capital expenditures primarily through construction loans and borrowings under our credit facility, additional debt and any asset sales. As of March 31, 2007, we also had maturing debt obligations of $1.0 billion through March 31, 2008 consisting of the following:
(in millions)

Contractual		Balance
Maturity		Outstanding at
Date	Description	March 31, 2007	Expected Source of Repayment
June 2007	German American Capital Corporation Note	$165.0	Proceeds from asset sales in accordance with our Strategic Plan or extend maturity date
June 2007	KeyBank II	75.0	Proceeds from asset sales or refinance with additional debt facilities
July 2007	Mass Mutual Note	32.2	Proceeds from asset sales or refinance with additional debt facilities
July 2007	Acquisition and other obligations	8.7	Proceeds from asset sales in accordance with our Strategic Plan or refinance with additional debt facilities
August 2007	LaSalle Note I	99.5	Proceeds from defeasance investments
September 2007	The 2007 Notes	250.0	Proceeds from asset sales in accordance with our Strategic Plan
February 2008	Credit Facility	188.5	Proceeds from asset sales in accordance with our Strategic Plan or refinance with additional debt facilities
Various	Construction obligations	169.8	Proceeds from sale of corresponding land or units or refinance with additional debt facilities
Various	Various	11.3	Proceeds from cash flow from operations to pay scheduled principal amortization

		$1,000.0

Long-Term Liquidity
          Our long-term liquidity requirements as of March 31, 2007, consist primarily of $1.4 billion of debt maturing after March 31, 2008, most of which we expect to repay in 2007 from asset sales as discussed above. We anticipate meeting these obligations, to the extent that these obligations remain outstanding after we have fully implemented our Strategic Plan, primarily through refinancing maturing debt with long-term secured and unsecured debt, construction loans and through other debt and equity financing alternatives, as well as cash proceeds from joint ventures.
          We anticipate that long-term liquidity requirements will also include amounts required for future unidentified property acquisitions, mezzanine notes and capital expenditures. Property acquisitions and capital expenditures are expected to be funded with any cash reserves remaining from asset sales made in accordance with our Strategic Plan, available cash flow from operations, borrowings under our credit facility, construction and permanent secured financing, other debt and equity financing alternatives, as well as cash proceeds from future asset sales and joint ventures. Mezzanine notes are expected to be funded with borrowings under our credit facility and through the use of our warehouse facility governed by a repurchase agreement.
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
          During the three months ended March 31, 2007, our cash flow from operations was insufficient to fully cover the distributions on our common shares. We funded this shortfall primarily with borrowings under our credit facility.

For the three months ended
(in millions)	March 31, 2007
Cash used in Operating Activities	$(17.6)
Cash used in Investing Activities	(39.8)
Cash provided by Financing Activities	46.8

Decrease in Cash and Cash Equivalents	$(10.6)
Cash and Cash Equivalents, Beginning of Period	77.6

Cash and Cash Equivalents, End of Period	$67.0

Operating Activities
          Our cash used in operating activities of $17.6 million is attributable to Property operations.
Investing Activities
          Our cash used in investing activities of $39.8 million is primarily attributable to:
•	$28.4 million for the development of investment properties, due to the development of the Ritz-Carlton hotel development and 3883 Hughes Parkway and Parkway at Oakhill office developments;

•	$12.1 million for non-revenue enhancing tenant improvement and leasing costs for Office Properties;

•	$8.8 million of property improvements for Office and Resort/Hotel Properties;

•	$3.4 million for development of amenities at the Resort Residential Development Properties; and

•	$1.3 million additional investment in unconsolidated companies, primarily related to our investment in Riverfront Village and Crescent Five Post Oak Park, L.P.
          The cash used in investing activities is partially offset by:
•	$9.3 million in proceeds from notes receivable, primarily due to $6.5 million payoff of certain Resort Residential Development notes and a note secured by land in downtown Houston. The remaining amount relates to principal payments on various notes;

•	$2.7 million proceeds from defeasance investment maturities and other securities, primarily due to the maturity of the securities securing the LaSalle Note I and the Nomura Note; and

•	$2.1 million return of investment in unconsolidated companies, primarily due to the distributions received from Main Street Partners, L. P.

Financing Activities
          Our cash provided by financing activities of $46.8 million is primarily attributable to:
•	$70.5 million net proceeds from borrowings under our credit facility;

•	$19.5 million proceeds from other borrowings, primarily due to distributions secured by construction draws on our Office developments and the Ritz-Carlton hotel development;

•	$17.0 million net proceeds from borrowings for construction costs at the Resort Residential Development Properties;

•	$1.9 million proceeds from capital contributions from our joint venture partners; and

•	$0.7 million proceeds from the exercise of share and unit options.
          The cash provided by financing activities is partially offset by:
•	$45.8 million distributions to common shareholders and unitholders;

•	$8.0 million distributions to preferred shareholders;

•	$5.4 million payments under other borrowings, primarily due to scheduled principal amortization; and

•	$3.6 million capital distributions to joint venture partners.
Liquidity Requirements
Debt Financing Summary
     The following table shows summary information about our debt, including our pro rata share of unconsolidated debt, as of March 31, 2007. Listed below are the aggregate required principal payments by year as of March 31, 2007, excluding any extension options. Scheduled principal installments and amounts due at maturity are included.

						Share of
	Secured	Defeased	Unsecured		Consolidated	Unconsolidated
(in thousands)	Debt	Debt	Debt		Debt	Debt	Total
2007	$376,788	$99,741	$250,000		$726,529	$37,911	$764,440
2008	292,257	289	188,500	(1)	481,046	24,560	505,606
2009	279,335	320	375,000		654,655	21,342	675,997
2010	134,082	6,337	—		140,419	18,290	158,709
2011	181,129	—	—		181,129	167,052	348,181
Thereafter	139,151	—	77,321		216,472	441,426	657,898

	$1,402,742	$106,687	$890,821		$2,400,250	$710,581	$3,110,831

(1)	Borrowings under the credit facility.

Significant Capital Expenditures
     As of March 31, 2007, we had unfunded capital expenditures of approximately $107.0 million relating to capital investments that are not in the ordinary course of operations of our business segments. The table below specifies our requirements for capital expenditures not factoring in project level financing, the amounts funded as of March 31, 2007, and amounts committed to be funded (future funding classified between short-term and long-term capital requirements):

					Capital Expenditures
	Project	Amount Spent			Short-Term	Long-Term
	Total	as of	Amount		(Next 12	(12+
(in millions) Project	Cost (1)	March 31, 2007	Committed To Spend		Months) (2)	Months) (2)
Consolidated:
Office Segment
3883 Hughes Center (3)	$74.0	$65.1	$8.9		$8.9	$—
Parkway at Oakhill(4) (5)	17.7	16.6	1.1		1.1	—

Resort Residential Development Segment
Ritz-Carlton Highlands (5) (6)	422.8	28.1	15.3	(7)	15.3	—
Tahoe Mountain Club(5) (8)	107.2	95.3	11.9		11.9	—
The Ritz-Carlton – Phase I (9)	211.6	143.8	67.8		67.8	—
The Ritz-Carlton – Phase II (10)	137.0	15.2	—	(11)	—	—
Resort/Hotel Segment
Park Hyatt Beaver Creek(5) (12)	26.6	24.6	2.0		2.0	—

Total	$996.9	$388.7	$107.0		$107.0	$—

(1)	All amounts are approximate.

(2)	Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)	We have committed to a first phase office development of 239,000 square feet on land that we own within the Hughes Center complex. We closed a $52.3 million construction loan in the third quarter of 2005. The building was completed and we received a certificate of occupancy in April 2007.

(4)	In March 2006, we entered into a joint venture agreement with Champion Partners. The joint venture has committed to develop a 145,475 square-foot, two-building office complex in Austin, Texas. The joint venture has an $18.3 million construction loan to fund construction of this project. Amounts in the table represent our portion (90%) of total project costs. On April 24, 2007, we completed the sale of this development and we satisfied the remainder of our capital obligation concurrently with the sale. See “Recent Developments” section above.

(5)	These projects are classified as held for sale and included in discontinued operations as of March 31, 2007.

(6)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop a 172 room luxury hotel in Lake Tahoe, California. The new luxury property will also include the Ritz-Carlton Residences.

(7)	The funding of future potential capital expenditures is dependent upon obtaining a certain level of unit pre-sales and construction financing. In the interim, we have committed up to an additional $15.3 million in development costs on the project.

(8)	As of March 31, 2007, we had invested $95.3 million in Tahoe Mountain Club, which includes the acquisition of land and development of golf courses and club amenities. This table includes the development planned for 2007 only. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs.

(9)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas. The development plans include a Ritz-Carlton with approximately 218 hotel rooms and 70 residences. Construction on the development is anticipated to be completed in the third quarter of 2007. We have a $169.0 million construction line of credit from KeyBank for the construction of this project.

(10)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. for us to develop an additional 96 Ritz-Carlton residences and 4 townhomes adjacent to the Phase I development.

(11)	The funding of future potential capital expenditures is dependent upon obtaining a certain level of unit pre-sales and construction financing.

(12)	In April 2006, we began renovations at the Park Hyatt Beaver Creek in Avon, Colorado, which consist of the addition of air conditioning, upgrades to the common areas and taking 30 rooms out of service to expand the Allegria Spa within the hotel. The spa expansion and common area upgrade were completed in December 2006.

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
     The following table presents the amount of restricted unit grants, vested restricted units and the redemption amount by year.

				Vested Unit
(dollars in				Redemption Value	Redeemable at	Redeemable in
thousands)	Granted(1)	Vested(1)	Redeemed	at March 31, 2007(2)	March 31, 2007	2007		2008
2004 Plan	3,464,500	2,147,500	420,500	$34,644	$32,437	$2,207	(3)	$—
2005 Plan	2,176,500	437,500	—	8,776	—	8,676	(4)	100

	5,641,000	2,585,000	420,500	$43,420	$32,437	$10,883		$100

(1)	Amounts listed in common share equivalents and are net of forfeitures.

(2)	Vested units may be exchanged for cash unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares for each such restricted unit. Redemption value based on Crescent’s closing stock price at March 31, 2007.

(3)	Amount is redeemable between April 1, 2007 and December 31, 2007.

(4)	Amount is redeemable beginning May 16, 2007.
Off-Balance Sheet Arrangements — Guarantee Commitments
     Our guarantees in place as of March 31, 2007, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	March 31, 2007	March 31, 2007
CRDI – U.S. Bank National Association(1) (4)	$17,285	$20,393
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (2)(4)	7,840	7,840
Fresh Choice, LLC(3)	1,000	1,000

Total Guarantees	$26,125	$29,233

(1)	We entered into a Payment and Completion Guaranty with U.S. Bank National Association for the repayment of bonds that were issued by the Northstar Community Housing Corporation to fund construction of an employee housing project. The initial guaranty of $20.4 million decreases to $5.1 million once construction is complete and certain conditions are met and decreases further and is eventually released as certain debt service coverage ratios are achieved.

(2)	We provide a $7.8 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(3)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.

(4)	CRDI has been classified as held for sale and included in discontinued operations as of March 31, 2007.
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
     In January 2005, we and the Canyon Ranch founders contributed or sold our investments in certain Canyon Ranch branded entities and properties to two newly formed entities, CR Spa, LLC and CR Operating, LLC, in which we have a 48% common equity interest and the founders hold the remaining 52% interest. In connection with this transaction, we agreed to indemnify the founders regarding the tax treatment of the transaction, not to exceed $2.5 million, and certain other matters. We believe there is a remote likelihood that payment will ever be required related to these indemnities.

Debt Financing
     The significant terms of our primary debt financing arrangements existing as of March 31, 2007, are shown below:

			Balance
			Outstanding at
	Secured	Maximum	March 31,	Interest Rate at
Description(1)	Asset	Borrowings	2007	March 31, 2007		Maturity Date
Secured Fixed Rate Debt:
AEGON Partnership Note (3)	Greenway Plaza	$240,617	$240,617	7.53%		July 2009
Prudential Note (3)	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000	4.88		October 2015
Bank of America Note I (2)(3)	Fairmont Sonoma Mission Inn	55,000	55,000	5.40		February 2011
Morgan Stanley I	The Alhambra	50,000	50,000	5.06		October 2011
Allstate Life Note (2)(3)	Financial Plaza	38,807	38,807	5.47		October 2010
Bank of America Note II	The BAC – Colonnade Building	37,306	37,306	5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Northwestern Life Note (2)(3)	301 Congress Avenue	26,000	26,000	4.94		November 2008
JP Morgan Chase II	3773 Hughes	24,755	24,755	4.98		September 2011
Allstate Note (4)	3993 Hughes	23,832	23,832	6.65		September 2010
Metropolitan Life Note VI (4)	3960 Hughes	21,835	21,835	7.71		October 2009
Acquisition and other obligations (2)(3)	Various Office and Resort Residential Assets	40,453	40,453	0.90 to 13.75		June 2007 to Dec. 2016
Secured Fixed Rate Defeased Debt (5):
LaSalle Note I	Funding I Defeasance	99,542	99,542	7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,145	7,145	10.07		July 2010

Subtotal/Weighted Average		$868,792	$868,792	6.33%

Unsecured Fixed Rate Debt:
The 2009 Notes		$375,000	$375,000	9.25%		April 2009
The 2007 Notes		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000	8.55%

Secured Variable Rate Debt:
German American Capital Corporation Note (3)(6)	Funding One Assets	$165,000	$165,000	6.79%		June 2007
Morgan Stanley II (7) (8)	Mezzanine Investments	100,000	31,574	7.09		March 2009
KeyBank II	Distributions from Funding III, IV and V	75,000	75,000	7.32		June 2007
Mass Mutual Note	3800 Hughes	32,203	32,203	6.07		July 2007
Acquisition and other obligations (2) (3)	Various Office and Other Assets	16,281	15,815	6.57 to 9.25		June 2007 to December 2012
Secured Variable Rate Construction Debt:
KeyBank I (6)	Ritz-Carlton Dallas Construction	169,000	93,624	7.57		July 2008
JP Morgan Chase (2) (3)	Northstar Big Horn Construction	85,411	60,290	7.75		October 2007
Societe Generale I (9)	3883 Hughes Construction	52,250	40,616	7.12		September 2008
FirstBank of Vail (2) (3)	Village Walk Construction	28,520	9,119	7.75		February 2008
US Bank II (2) (3)	Northstar Trailside Construction	36,000	4,790	8.10		March 2009
US Bank I (2) (3) (10)	Beaver Creek Landing Construction	33,400	22,634	7.07		February 2008
National Bank of Arizona (2) (3)	Haciendas/Parcel 16 Construction	30,000	11,325	8.75		October 2007
California Bank & Trust (2) (3) (11)	One Riverfront Construction	27,500	20,443	8.38		March 2008
JP Morgan Chase Bank (2) (3)	Old Greenwood Construction	21,000	19,977	8.25		March 2008
Construction obligations (2) (3)	Various Office and Resort Residential Assets	66,759	38,227	7.45 to 9.25		July 2007 to December 2010

Subtotal/Weighted Average		$938,324	$640,637	7.22%

Unsecured Variable Rate Debt:
Credit Facility (12)		$358,403	$188,500	6.92%		February 2008
Junior Subordinated Notes		51,547	51,547	7.36		June 2035
Junior Subordinated Notes		$25,774	25,774	7.36		July 2035

Subtotal/Weighted Average		$435,724	$265,821	7.05%

Total/Weighted Average		$2,867,840	$2,400,250	7.24	%(13)

Average remaining term				2.8 years

(1)	For more information regarding the terms of our debt financing arrangements and the method of calculation of the interest rate for our variable rate debt, see Note 8, “Notes Payable and Borrowings under Credit Facility,” included in Item 1, “Financial Statements.”

(2)	All or a portion of the balance outstanding is included in the “Liabilities related to properties held for disposition” line item in the consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. See Note 4 “Discontinued Operations” of Item I, “Financial Statements,”for further discussion of held for sale properties.

(3)	All or a portion of the interest expense related to this note is included in discontinued operations for the three months ended March 31, 2007 and 2006.

(4)	Includes a portion of total premiums of $2.0 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio.

(5)	We purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from defeasance investments (principal and interest) matches the total debt service payment of the loans.

(6)	This loan has three one-year extension options.

(7)	The investments can be financed through March 2008, after which four equal payments are due quarterly. The loan has a provision for a one-year extension which is subject to Morgan Stanley’s approval.

(8)	The loans supporting these facilities are subject to daily valuations by Morgan Stanley. We are subject to a margin call if the overall leverage of the facility exceeds certain thresholds.

(9)	This loan has two one-year extension options.

(10)	This loan has one six-month extension option.

(11)	This loan has one one-year extension option.

(12)	The Credit Facility had borrowing capacity remaining of $160.4 million. The $188.5 million outstanding at March 31, 2006, excludes letters of credit issued under the facility of $9.5 million. We are also subject to financial covenants, which include minimum debt service ratios, maximum leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio.

(13)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.23%.
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
     Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to us. In addition, an event of default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default the Credit Facility, the 2007 Notes, 2009 Notes, KeyBank I Loan, Morgan Stanley II Loan, Societe Generale I Construction Loan and KeyBank II Loan, after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on our business, financial condition, or liquidity.
     As of March 31, 2007, no event of default had occurred. Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the three months ended March 31, 2007, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
Unconsolidated Debt Arrangements
     As of March 31, 2007, the total debt of the unconsolidated joint ventures and investments in which we have ownership interests was $2.4 billion, of which our share was $710.6 million. We guaranteed $1.0 million of this debt as of March 31, 2007. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 7, “Investments in Unconsolidated Companies,” of Item 1, “Financial Statements.”
Derivative Instruments and Hedging Activities
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of March 31, 2007, we had interest rate swaps and interest rate caps designated as cash flow hedges, which converted $308.2 million of our variable rate debt to fixed rate debt.

Unconsolidated Investments
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of March 31, 2007.

		Our Ownership
		as of
Entity	Classification	December 31, 2006
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0	% (1)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0	% (2)(3)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0	% (4)(3)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9	% (5)(3)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9	% (5)(3)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9	% (5)(3)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9	% (6)(3)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9	% (6)(3)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9	% (6)(3)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak Park – Houston)	30.0	% (7)(3)
Crescent One BriarLake Plaza, L.P.	Office (One BriarLake Plaza – Houston)	30.0	% (8)(3)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9	% (9)(3)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7	% (10)
CR Operating, LLC	Resort/Hotel	48.0	% (11)
CR Spa, LLC	Resort/Hotel	48.0	% (11)
East West Resort Development XIV, L.P., L.L.L.P.	Resort Residential Development	26.8	% (12)
Blue River Land Company, LLC	Resort Residential Development	33.2	% (13)
EW Deer Valley, LLC	Resort Residential Development	35.7	% (14)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	26.2	% (15)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0	% (16)(3)
Fresh Choice, LLC	Other	31.9	% (17)
G2 Opportunity Fund, L.P. (G2)	Other	12.5	% (18)

(1)	The remaining 60% interest is owned by an affiliate of Hines.

(2)	The remaining 60% interest is owned by an affiliate of a fund managed by JP Morgan Investment Management, Inc., or JPM.

(3)	We have negotiated performance based incentives, which we refer to as promoted interest, which allow for additional equity to be earned if return targets are exceeded.

(4)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(5)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of General Electric, or GE.

(6)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(7)	The remaining 70% interest is owned by an affiliate of GE.

(8)	The remaining 70% interest is owned by affiliates of JPM.

(9)	The partnership is owned by Crescent Big Tex III, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(10)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(11)	The remaining 52% interest is owned by the founders of Canyon Ranch and their affiliates. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC owns the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(12)	We provided 41.9% of the initial capitalization and the venture is structured such that we own a 26.8% interest after we receive a preferred return on our invested capital and return of our capital. The remaining 73.2% economic interest is owned by parties unrelated to us. East West Resort Development XIV, L.P., L.L.L.P. was formed to co-develop a hotel and condominiums in Avon, Colorado.

(13)	The remaining 66.8% interest is owned by parties unrelated to us. Blue River Land Company, LLC was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(14)	The remaining 64.3% interest is owned by parties unrelated to us. EW Deer Valley, LLC was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, LLC was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(15)	Of the remaining 73.8% interest, approximately 44.2% is owned by SunTx Capital Partners, L.P. and the remaining 29.6% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.0% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(16)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100.0 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(17)	The remaining 68.1% interest is owned by Cedarlane Natural Foods, Inc. and Espresso Roma Corporation. Fresh Choice is a restaurant owner, operator and developer.

(18)	G2 was formed for the purpose of investing principally in commercial mortgage backed securities. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of approximately 92% limited partnership interest owned directly and indirectly by Richard E. Rainwater, our Chairman of our Board of Trust Managers, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater. Approximately 6% general partner interest is owned by John C. Goff, our Vice-Chairman of our Board of Trust Managers and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

Significant Accounting Policies
Critical Accounting Policies
          A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to these policies during 2006, except as described below.
          SFAS No. 146 and SFAS No. 112. We record a liability for severance and other related costs when incurred, at fair value, in accordance with Financial Accounting Standards Board, or FASB, Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including, but not limited to, one-time involuntary termination benefits, certain contract termination costs and costs to consolidate facilities or relocate employees. We account for ongoing benefit arrangements under SFAS No. 112, Employers’ Accounting for Postemployment Benefits which requires that a liability be recognized when the costs are probable and reasonably estimable.
Adoption of New Accounting Standards
          FASB Interpretation 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We recognized a liability to record an unrecognized tax benefit and accrued interest of $0.5 million, net of minority interest and federal tax benefit, due to the initial application of FIN 48. This charge was accounted for as a $0.5 million increase to the January 1, 2007 balance of Accumulated Deficit in our Consolidated Statement of Shareholders’ Equity.
          SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations upon the adoption of SFAS No. 157.
          EITF 06-8. At its November 2006 meeting, the Emerging Issues Task Force, or EITF, ratified the consensus regarding Issue No. 06-8, or EITF 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums. EITF 06-8 is effective for annual periods beginning after March 15, 2007. The scope of EITF 06-8 is limited to the sale of individual units in a condominium project and requires an entity to evaluate the adequacy of the buyer’s initial and continuing investment for purposes of determining whether the sales price is collectible as required to recognize profit using the percentage-of-completion method under paragraph 37 of Statement 66. If the buyer does not meet the initial and continuing investment criteria, the guidance requires use of the deposit method to recognize profit. We anticipate there will be no impact to our financial condition or results of operations upon the adoption of EITF 06-8.
          SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS 157. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently evaluating the impact, if any, to our financial condition or results of operations upon the adoption of SFAS 159.

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

Consolidated Statements of Funds from Operations

	For the three months ended
	March 31,
		2006
(dollars and shares in thousands)	2007	(Restated)
Net loss	$(6,974)	$(3,829)
Adjustments to reconcile net loss to funds from operations available to common shareholders — diluted:
Depreciation and amortization of real estate assets	30,397	32,039
Gain on property sales	(4,114)	(113)
Adjustment for investments in unconsolidated companies:
Office Properties	4,455	5,384
Resort Residential Development Properties	(3,779)	(3,092)
Resort/Hotel Properties	1,215	1,121
Temperature-Controlled Logistics Properties	4,522	3,510
Unitholder minority interest	(2,814)	(2,194)
Series A Preferred Share distributions	(5,990)	(5,990)
Series B Preferred Share distributions	(2,019)	(2,019)

Funds from operations available to common shareholders – diluted (1)	$14,899	$24,817

Investment Segments:
Office Properties	$53,613	$54,695
Resort Residential Development Properties	7,496	1,034
Resort/Hotel Properties	10,788	10,630
Temperature-Controlled Logistics Properties	1,851	3,188
Other:
Corporate general and administrative	(10,322)	(14,826)
Interest expense	(37,587)	(33,410)
Series A Preferred Share distributions	(5,990)	(5,990)
Series B Preferred Share distributions	(2,019)	(2,019)
Income from mezzanine loans and other loans (2)	2,059	10,968
Other (3)	(4,990)	547

Funds from operations available to common shareholders – diluted (1)	$14,899	$24,817

Weighted average shares outstanding – basic (4)	102,739	101,476
Weighted average shares and units outstanding – diluted	122,055	122,007

(1)	To calculate basic funds from operations available to common shareholders, deduct unitholder minority interest.

(2)	Includes an impairment charge of $1.9 million for the three months ended March 31, 2007 associated with one of our mezzanine notes.

(3)	Includes interest and other income, severance and other related costs, extinguishment of debt, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets, and amortization of deferred financing costs.

(4)	See calculations for the amounts presented in the reconciliation following this table.
          The following schedule reconciles our basic weighted average shares to the diluted weighted average shares/units presented above (units are presented in share equivalents):

	For the three months ended
	March 31,
(in thousands)	2007	2006
Basic weighted average shares:	102,739	101,476
Add: Weighted average units	19,316	18,819
Restricted shares and share and unit options	—	1,712

Diluted weighted average shares and units	122,055	122,007

          Share and unit options (in common share equivalents) of 1,273,116 for the three months ended March 31, 2007 are not included because the effect of their conversion would be anitdilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          No material changes in our market risk occurred from December 31, 2006 through March 31, 2007. Information regarding our market risk at March 31, 2007, is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
          Changes in Internal Control Over Financial Reporting. Except as described below, we made no changes to our internal controls over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          As of December 31, 2006, we completed an evaluation of the effectiveness of our internal controls over financial reporting, noting material weaknesses related to three accounting items: calculation of minority interest, refundable fees for club member services, and classification of club membership intangible asset. We have remediated each of these three items through strengthened review procedures and improved training at our corporate office and our consolidated subsidiary to ensure the correct application of generally accepted accounting principles. As a result, management believes that these deficiencies no longer constitute a material weakness in our internal control over financial reporting.
PART II
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Item 1A of our Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits
     The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRESCENT REAL ESTATE EQUITIES COMPANY (Registrant)

	By	/s/ John C. Goff John C. Goff
Date: May 8, 2007		Vice-Chairman of the Board and Chief Executive Officer

	By	/s/ Jane E. Mody

Jane E. Mody
Managing Director and Chief Financial Officer
Date: May 8, 2007		(Principal Financial Officer)

	By	/s/ Suzanne K. Stevens

Suzanne K. Stevens
Date: May 8, 2007		Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

2.01	Amended and Restated Purchase Agreement (Denver Marriott, Omni Austin, Park Hyatt Beaver Creek, Ventana Inn & Spa), effective as of March 5, 2007, by and among Crescent Real Estate Funding VIII, L.P., Crescent 707 17th Street, LLC, Crescent Real Estate Funding XII, L.P., Crescent Real Equities Limited Partnership, Walton TC Hotel Investors V, L.L.C. (filed herewith)

2.02	Purchase and Sale Agreement (Renaissance Houston), as amended, effective as of March 5, 2007, by and among Crescent Real Estate Funding III, L.P. and Walton TC Hotel Investors V, L.L.C. (filed herewith)

2.03	Purchase and Sale Agreement (Sonoma Mission Inn & Spa), as amended, effective as of March 5, 2007, by and among SMI Real Estate, LLC and Walton TC Hotel Investors V, L.L.C. (filed herewith)

2.04	Purchase and Sale Agreement (Sonoma Golf Club), as amended, effective as of March 5, 2007, by and among Sonoma Golf Club, LLC, Sonoma Golf, LLC and Walton TC Hotel Investors V, L.L.C. (filed herewith)

2*	Pursuant to Regulation S-K Item 601 (b) (2), the Registrants by this filing agree, upon request, to furnish to the Securities and Exchange Commission supplementally a copy of any omitted schedules to the agreements filed under Exhibit 2 to the Commission upon request.

3.01	Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed April 25, 2002 (the April 2002 8-K) and incorporated herein by reference)

3.02	Fourth Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit No. 3.02 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the 2005 10-K) and incorporated herein by reference)

4.01	Form of Common Share Certificate (filed as Exhibit No. 4.03 to the Registrant’s Registration Statement on Form S-3 (File No. 333-21905) and incorporated herein by reference)

4.02	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated February 13, 1998 (filed as Exhibit No. 4.07 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference)

4.03	Form of Certificate of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Registrant’s Registration Statement on Form 8-A/A filed on February 18, 1998 and incorporated by reference)

4.04	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated April 25, 2002 (filed as Exhibit No. 4.1 to the April 2002 8-K and incorporated herein by reference)

4.05	Statement of Designation of 6-3/4% Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company dated January 14, 2004 (filed as Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2004 (the “January 2004 8-K”) and incorporated herein by reference)

4.06	Form of Global Certificate of 6-3/4 Series A Convertible Cumulative Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4.2 to the January 2004 8-K and incorporated herein by reference)

4.07	Statement of Designation of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company dated May 13, 2002 (filed as Exhibit No. 2 to the Registrant’s Form 8-A dated May 14, 2002 (the Form 8-A) and incorporated herein by reference)

4.08	Form of Certificate of 9.50% Series B Cumulative Redeemable Preferred Shares of Crescent Real Estate Equities Company (filed as Exhibit No. 4 to the Form 8-A and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

*4	Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant

10.01	Fourth Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of April 16, 2007 and amended as of December 31, 2006 (filed herewith)

10.02	Separation Agreement and Release by and among Crescent Real Estate Equities Company, Crescent Real Estate Equities Limited Partnership, Crescent Real Estate Equities, Ltd. and Kenneth S. Moczulski, effective as of March 31, 2007 (filed herewith)

31.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)